Form 10-K
period 1996-12-31
KFP 85 LTD
filed 1997-12-17
CIK 755872

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the calendar year ended DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from______________________ to ___________________

                           Commission file No. 2-93784

                                   KFP 85-LTD.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          FLORIDA                                       59 - 2433930
-----------------------                    ------------------------------------
                                           (I.R.S. Employer Identification No.)

           ONE SOUTHEAST THIRD AVENUE, 11TH FLOOR, MIAMI FLORIDA 33131
-------------------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's Telephone Number, Including Area Code (305) 371- 3592
                                                   ---------------

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act:

                                           NAME OF EACH EXCHANGE ON
   TITLE OF EACH CLASS                          WHICH REGISTERED
   -------------------                     ------------------------
         None                                         None

Securities registered pursuant to Section 12 (g) of the Act:

                                      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                    Yes__________       No       X

                                     PART I

ITEM 1.

GENERAL BUSINESS

         KFP 85-Ltd. ("Partnership") is a limited partnership formed under Florida law in June 1984. In November 1984, the Partnership registered its offering with the Securities and Exchange Commission. This offering raised a total of $8,000,000 by selling 8,000 units of limited partnership interest to 676 unit owners. The Partnership is engaged in operating a portfolio of commercial and industrial rental real estate located within the State of Florida.

         The results of operations and the long-term appreciation potential of the Partnership are dependent on the merits of its real estate investments, the yields earned on those investments, and other economic and market conditions which may not be controllable by the Partnership. Commercial real estate development and operation is intensely competitive and the Partnership believes that the performance of its portfolio to date is at least equal to similar properties in Florida, both individually and collectively.

         After the formation of the Partnership, there was a general over-building of commercial centers, failures of banks and other financial institutions, and commercial property foreclosures (which lead to subsequent sales at below-market prices) in the Partnership's rental property market area, which includes South and Central Florida. These factors, along with the general economic recession within the United States caused a significant decline in the overall market values of commercial real estate during periods prior to 1993. As a result, the Partnership was required to write-down the carrying value of its properties in years prior to 1993.

         In addition to the decline in market values, the excess amount of commercial rental space available within the Partnership's market area caused the Partnership's rental rates to remain close to, or below, prior year levels. Over the past eight to ten years, there has been a "buyer's market" with respect to commercial leasing, requiring rent incentives to attract and retain tenants. All of these factors, when combined, have had a negative impact on the results of operations and cash flows of the Partnership during the last several years. There is some indication that the decline in rents and property values has now leveled off in 1996. As supply and demand stabilize, an increase in rents and market value of the properties might possibly occur beginning in the next two to three years.

         The Partnership has no administrative employees as all administrative functions of the Partnership are provided by KPA, Inc. ("Managing Partner"), or by affiliates of the Managing Partner, which receive fees for the services performed.

ITEM 2.

PROPERTIES

         The Partnership originally acquired nine properties for its investment portfolio. During 1990, the Partnership sold two properties, Hideaway North Apartments and Firestone Plaza. In 1991, the Partnership deeded Oakcrest Arms Apartments back to the lender in lieu of foreclosure. Because of insufficient cash flow (in prior years and in the future) at Center West Plaza, the Partnership was not able pay all of the property's expenses and debt service. As a result, during 1992 the Partnership deeded Center West Plaza back to the lender in lieu of foreclosure. During 1996, Keyes Executive Center office building was foreclosed and sold. As of December 31, 1996, four properties remain in the Partnership's investment portfolio. Detailed information regarding the properties still owned by the Partnership is contained in the respective property descriptions below. The Partnership does not intend to acquire any additional properties for its investment portfolio but does intend to continue operating the rental properties remaining in its portfolio. The Partnership is also actively marketing and seeking qualified buyers for some of its properties.

COMMERCIAL BOULEVARD CENTER

         Approximately 58,000 square feet of unimproved land located in the city of Lauderhill, Broward County, Florida was purchased by the Partnership on June 26, 1985. Through December 31, 1996, the Partnership had invested $575,206 in the site, including land, acquisition costs and subsequent site improvements such as landscaping and drainage. At present, there is no outstanding mortgage obligation and no outside financing is presently planned for this property.

         The Partnership entered into a land lease agreement with a major fast-food restaurant (Long John Silver's) for one-half of the property, or 29,000 square feet. The tenant had responsibility for design and construction of the restaurant which they completed in February 1987.

         The remaining parcel is currently being marketed for sale as a build to suit or vacant land.

LEJEUNE INDUSTRIAL PARK

         Unimproved land of 54,627 square feet was purchased by the Partnership on November 6, 1985. This property is located within an industrial park development known as North-Dade Commercial Park in the municipality of Opa-locka, Miami-Dade County, Florida.

         Construction of two separate warehouse facilities, aggregating 25,000 square feet of space, commenced in 1985 and was completed in May 1986. These buildings contain a total of 19 individual warehouse bays which range in size from approximately 1,100 to 1,500 square feet.

         The Partnership originally marketed the facility as condominium warehouse units. Thirteen bays were sold as condominiums in prior years and an additional two units were sold during 1996, leaving four units unsold. As of December 31, 1996, the remaining four units were leased.

         Through December 31, 1996, the Partnership incurred costs for this project of $179,715 (net of the costs of units previously sold) including land, building tenant improvements and acquisition costs. These costs were paid from the general funds of the Partnership and there is no outstanding mortgage obligation on the property. No outside financing is planned for the project.

         The Partnership continues to offer these condominium warehouse units for sale and to actively seek qualified buyers. While there is no guarantee the Partnership will be able to quickly sell the remaining four units, the present market conditions for commercial real estate sales in northern Miami-Dade County have shown improvement.

NORTHPARK COMMERCE CENTER

         The Partnership acquired Northpark Commerce Center ("Northpark") located in Orlando, Orange County, Florida on November 25, 1985. Northpark, which was designed for commercial multi-use, includes retail, showroom and warehouse space. The site consists of approximately 9.77 acres including three separate buildings with an aggregate of 148,800 square feet of leaseable space.

         The total cost of Northpark, including land, buildings, prior improvements and acquisition costs was $5,546,524 at December 31, 1996. Terms of the present mortgage obligation secured by the property include an interest rate of 10.375% with monthly payments of $44,525, representing principal and interest, payable over a 28-year period with the entire unpaid balance due on May 1, 2017. The lender may call the note at any time after April 1, 1999, upon six-months prior notice. As of December 31, 1996, the mortgage obligation had an outstanding balance of $4,524,933.

         In 1992 and prior years, cash flows at Northpark were not sufficient to pay all of the property's expenses and debt service. The Partnership was unable to pay the 1991 and 1992 real estate taxes on the property and perform necessary repairs and/or improvements. During 1992, the Partnership entered into an agreement with Northpark's mortgage lender for certain concessions to the terms of its mortgage obligation. Terms of the agreement called for the lender to pay the delinquent real estate taxes and provide a two-month moratorium on the obligation's installment payments. The two-month payment moratorium enabled the Partnership to perform much-needed improvements to Northpark.

         The real estate taxes and deferred interest were added to the outstanding principal balance of the loan. Additional terms of the agreement called for an increase in the Partnership's monthly payments from $41,739 to $44,525 over the remaining amortization period. As an additional requirement, beginning in December 1992, tenant rent payments are collected by a third-party escrow agent who pays the monthly mortgage payment directly to the lender. The escrow agent also reimburses the Partnership each month for operating expenses related to Northpark.

         During 1996, occupancy levels at Northpark averaged 85% - 90%.

         For 1997, there are no major improvements planned for Northpark. Occasional tenant improvements may be necessary in order to lease vacant space. Costs for completing such improvements are not presently ascertainable and will be dependent on the requirements of individual tenants. Any costs required for tenant improvements will be paid for out of the general funds of the Partnership.

         The Partnership is not offering this property for sale at this time although it is anticipated that Northpark will be placed on the market in the future.

CHARLOTTE COMMERCE CENTER

         On June 27, 1986, the Partnership acquired Charlotte Commerce Center ("Charlotte"), a commercial warehouse complex located in Altamonte Springs, Seminole County, Florida. During 1989, the Partnership re-evaluated the net book value and reduced its carrying value by $35,959. Through December 31, 1996, the Partnership had invested a total, net of write-downs, of $1,075,913 in Charlotte, including the land, buildings, acquisition costs and prior improvements.

         The seller financed $875,000 of the original purchase price of Charlotte with a purchase money mortgage. At December 31, 1996, the outstanding balance of this obligation was $752,500. This obligation carried interest at 9%, payable in monthly installments of $5,644, representing interest only, initially, until June 30, 1993, at which time the principal balance was due in its entirety. During 1992, the Partnership entered into negotiations with the lender of Charlotte for a three-year extension of the due date of the loan until June 30, 1996, with all other terms remaining the same. The due date was extended to January 1, 1997, and then to March 31, 1997. During January 1997 the property was sold.

         Charlotte, which contains 34,000 square feet of leaseable space, was constructed in late 1981. It consists of two one-story steel buildings, both of which are divided into bays with office areas to the front of each unit and large overhead truck doors along the back of the buildings. During 1996, Charlotte's occupancy rate was at 100%.

         In January 1997, the Partnership sold Charlotte for $892,250 which resulted in a net gain of $144,642. At closing, the Partnership received cash of $21,358 which was net of 1995 and 1996 real estate taxes, security deposits, commissions and other costs of sale.

ITEM 3.

LEGAL PROCEEDINGS

         None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the units of limited partnership interest in the Partnership. As of December 31, 1996, there were 676 limited partners.

ITEM 6.

SELECTED FINANCIAL DATA


         The following table of selected financial data should be read in conjunction with the Partnership's Financial Statements included in Item 8, Financial Statements and Supplementary Data. The periods included below are for each of the five years ended as indicated:


                            1996            1995          1994           1993          1992
                            ----            ----          ----           ----          ----
Total revenues           $ 1,384,061    $ 1,230,792   $ 1,354,312    $ 1,424,256  $ 1,303,834
Net loss                     (51,291)      (428,950)     (145,146)      (299,951)     (37,915)
Net loss per limited
partnership unit               (6.33)        (52.94)       (17.91)        (37.02)       (4.68)

Total assets               5,800,642      7,095,483     7,616,792      7,813,810    8,110,231

Notes and mortgages
payable                    5,283,168      6,490,769     6,517,399      6,543,964    6,573,724

Partners' equity             298,526        349,817       778,767        923,913    1,223,864


ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

         During 1996, the Partnership's cash and interest bearing deposits increased by $77,173, compared to a decrease of $117,366 for the 1995 calendar year. Cash provided by operations was $45,868 in 1996 compared to cash used in operations $63,453 in 1995. Escrow deposits were increased in 1996 due to availability of funds for tax and insurance deposits.

         No further acquisition of properties is anticipated by the Partnership. However, improvements to some properties may be necessary from time to time in order to lease vacant space.

         In 1992, negotiations commenced with the lender for Charlotte Commerce Center for a three-year extension to the date of its mortgage. In June 1993, the lender signed a modification agreement that extended the mortgage for three years, with the note becoming due and payable in full on June 30,1996. All other terms and conditions remained the same.

         As explained in Part I Item 2, the due date for the Charlotte Commerce Center mortgage note was extended to January 1, 1997, and then to March 31, 1997. Furthermore, as noted in Part I Item 2, Charlotte Commerce Center was sold in January 1997, for $892,250.

LIQUIDITY

         At December 31, 1996, the Partnership's cash and interest-bearing deposits were insufficient to meet its current obligations. The properties remaining in the investment portfolio at December 31, 1996 are expected to generate sufficient cash from operations to meet the existing debt service, property improvements and administrative costs of the Partnership if tenant occupancies remain above 90% and operating expenses do not increase significantly.

         Other than those items discussed above, there are no other demands or commitments known or foreseen which will have a material impact on the liquidity of the Partnership.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Partnership revenues from its rental property portfolio (exclusive of real estate sales and interest) increased by 3.5% in 1996 from 1995 levels. The increase was primarily due to occupancy rate improvement.

         Interest income remained at approximately the same level in 1996 as in 1995. Interest income is generated primarily from earnings on mortgage notes held by the Partnership resulting from the sale of units at LeJeune Industrial Park. A small amount of interest is also generated from investment of available cash. No significant increase or decrease is expected in interest earnings during the next twelve months.

         Interest and financing costs declined in 1996 as the Partnership continued to amortize its outstanding mortgage debt. Property expenses decreased in 1996 by 8.25% compared to 1995. Decrease in operating expenses is primarily due to the sale of Keyes Executive Center in 1996.

         During 1995, two condominium units were sold for a total of $87,000 which resulted in a net gain of $18,918. During 1996, two additional warehouse units were sold for a total of $81,458 which resulted in a net gain of $12,497. In connection with the sale of the warehouse units, a purchase money mortgage was issued for $71,200 at 8%, with a maturity date of 2001.

         For 1997, the Partnership anticipates that both revenues and operating expenses will decrease from the 1996 levels due primarily to the sale of property. It is anticipated that occupancy and rental rates at the remaining properties will remain at stable levels.

         There are no known or foreseen demands, commitments or uncertainties, other than those discussed, which will cause the Partnership's income and expenses to change materially from the previous year's levels.

         Inflation effects and changing prices, while at minimal levels of increase, may have a slight impact on the results of operations for the Partnership in the future. While some of the commercial leases entered into with the tenants at the Partnership's properties contain escalation clauses based on consumer price changes, these escalations are generally on an annual basis on the lease anniversary date. Many of the commercial leases also contain expense pass-through provisions, which protect the Partnership against rising prices for some properties. Increases in commercial rental income, however, may continue to lag slightly behind any increases that may occur in expenses. This temporary lag is not expected to be material.

PARTNERSHIP'S PLAN

         The Partnership will evaluate closely the properties' budgets and cash flow projections over the next twelve months. At all of the properties in the Partnership's portfolio, the Partnership plans to continue intensive leasing programs designed to increase occupancy rates and to obtain the highest possible rental rates that the market will allow. At each property, while not allowing a decline in the property's maintenance or appearance, the Partnership plans to implement searches for lower costs or cost savings methods.

ITEM 8.           (See Page 12) {Financial statements index}



ITEM 9.

DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(A) and (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Timothy D. Pappas. The Corporate General Partner, KPA, Inc. (a Florida corporation) is the Managing General Partner of the Partnership ("Managing Partner"). The executive officers and directors of the Managing Partner as of December 31, 1996 were as follows:
Fred Stanton Smith, President and Director of the Managing Partner and member of its Investment Committee; Timothy D. Pappas, Secretary and Treasurer of the Managing Partner and member of its Investment Committee; and Theodore J. Pappas, member of its Investment Committee.

         There are no arrangements or understandings between any of the General Partners and any other persons pursuant to which such person was selected as a General Partner.

         See Item 10 (E), Business Experience for additional information.

(C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

                  Not applicable.

(D) FAMILY RELATIONSHIPS

         Mr. Timothy D. Pappas, Individual General Partner, Secretary and Treasurer and member of the Investment Committee of the Managing Partner, is the son of Mr. Theodore J. Pappas, who is a member of the Investment Committee of the Managing Partner, and is Chairman of the Board of The Keyes Company, an affiliate of the Managing Partner. Mr. Timothy D. Pappas is also the brother of Mr. Michael I. Pappas, who is President of The Keyes Company.

(E) BUSINESS EXPERIENCE

         The Directors and Executive Officers of the Managing Partner and their principal occupations and affiliations during the last five years or more, as of December 31, 1996, are as follows:

         FRED STANTON SMITH (age 71), President and Director of Managing Partner and member of its Investment Committee. Mr. Smith was the President and Director of The Keyes Company from 1974 until 1991. He received a B.B.A. from the University of Miami in 1950. He is a registered real estate broker licensed by the State of Florida, and is a Director of Avatar Holdings Inc. and Central Realty Investors, Inc. Mr. Smith has been actively involved in all phases of the real estate industry since 1950. Mr. Smith is also an officer of other subsidiaries of The Keyes Company.

         RAY M. SHAW (age 68), was Vice-president and Director of the Managing Partner and member of its Investment Committee until June 30, 1996. On June 30, 1996, Mr. Shaw retired and resigned from all official positions with The Keyes Company and its subsidiaries, including all officer, director and Investment Committee positions with KPA, Inc. Mr. Shaw received an M.B.A. from the University of Miami in 1967, is a certified public accountant licensed in the State of Florida and is also a licensed Florida real estate broker.

         TIMOTHY D. PAPPAS (age 41), Secretary and Treasurer of the Managing Partner, member of its Investment Committee and Individual General Partner. He received a Bachelor of Science degree from Florida State University in 1979 and, prior to his association with The Keyes Company, was a certified public accountant with Fox & Company, Ft. Lauderdale, Florida. Mr. Pappas is also a Vice-president and Director of The Keyes Company and serves as an officer and director of other subsidiaries of The Keyes Company.

         THEODORE J. PAPPAS (age 71), member of its Investment Committee. Mr. Pappas is Chairman of the Board of The Keyes Company. He joined The Keyes Company in 1962 as a branch sales manager and became Chairman of the Board on July 1, 1969. Under his direction, The Keyes Company grew from less than 100 sales associates to a sale force that exceeds 2,000 in 35 offices from Orlando to Miami. Mr. Pappas served on the board of directors of SunTrust Bank, N.A. until December 1995. He also previously served as director and president of numerous professional and charitable organizations, both locally and nationally.

         The above officers, directors and investment committee members of the Managing Partner are also officers, directors and investment committee members of KPA, Inc., the Managing Partner of KFP 85-Ltd., which is a limited partnership subject to the requirements of Section 15 (d) of the Securities Exchange Act of 1934. In addition, Fred Stanton Smith is a Director of Avatar Holdings Inc. and Central Realty Investors, Inc., while Theodore J. Pappas served as a director of SunTrust Bank, N.A. until December 12, 1995.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Not applicable.

ITEM 11.

EXECUTIVE COMPENSATION

(A) CASH COMPENSATION

         No direct remuneration was paid or payable by the Partnership to directors or officers (since it has no directors or officers) for the calendar year ended December 31, 1996, nor was any director's remuneration paid or payable by the Partnership to directors or officers of KPA, Inc., the Managing Partner and sponsor for the calendar year ended December 31, 1996. See: Item 8 - Financial Statements and Supplementary Data - Note 7 to the Financial Statements.

(B) COMPENSATION PURSUANT TO PLANS

         Not applicable.

(C) OTHER COMPENSATION

         Not applicable.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Managing Partner of the Partnership, or its affiliated companies, are entitled, under the Partnership Agreement, to certain commissions, concessions and incentives relating to the selling of partnership units, as well as additional fees for the management, acquisition and leasing of rental properties for the Partnership's investment portfolio. During 1994, 1995 and 1996, some of those fees were paid or were payable to the Managing Partner or its affiliates. See Item 8, Financial Statements and Supplementary Data - Note 7 to the Financial Statements, for further information regarding related party transactions.

                                     PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

(A)      (1) and (2): List of Financial Statements and Financial Statement
         Schedules.

         The response to this item and the list of financial statements and financial statement schedules is included in Item 8, Financial Statements and Supplementary Data, and incorporated herein by reference.

         (3)      EXHIBITS

                  (I)      Consent of Independent Certified Public Accountants.

(B)      REPORTS ON FORM 8-K

                  None.

(C)      EXHIBITS

         (4) Partnership Agreement - included as Appendix to Prospectus submitted with Registration Statement, Statement on Form S-11 filed October 19, 1984 and incorporated herein by reference.

         (10) Material Contract - included herein by reference are the Exhibits to Forms 8-K listed in response to Item 14 (B) above.

(D)      FINANCIAL STATEMENT SCHEDULES

                  See Index to Financial Statements in Item 8, on page 12 herein.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Financial Statements of the Partnership are included:

                                                                       PAGE
                                                                       ----
         Report of Independent Certified Public Accountants ............13

         Balance Sheets as of December 31, 1996 and 1995................14

         Statements of Operations - for the years ended
            December 31, 1996, 1995 and 1994............................15

         Statements of Partners' Equity - for the years
            ended December 31, 1996, 1995 and 1994......................16

         Statements of Cash Flows - for the years ended
            December 31, 1996, 1995 and 1994............................17

         Notes to Financial Statements - December 31, 1996,
            1995 and 1994...............................................19

         Schedule II - Valuation and Qualifying Accounts................26

         Schedule III - Real Estate and Accumulated Depreciation........27

         Schedule IV - Mortgage Loans on Real Estate....................28

         Exhibit I - Consent of Independent Certified Public Accountant.29

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of KFP 85-Ltd.:

We have audited the accompanying balance sheets of KFP 85-Ltd. (a Florida limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KFP 85-Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered recurring losses and has insufficient funds to pay its accounts payable and accrued liabilities. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the partnership be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedules II, III and IV are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             Arthur Andersen LLP

Miami, Florida,
    March 27, 1997.


                                  KFP 85 - LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

ASSETS                                                                       1996              1995
------                                                                       ----              ----
Cash and interest-bearing deposits                                       $    145,585      $     68,412
Escrow deposits                                                                74,532            18,010
Accounts receivable (net of allowance for doubtful
accounts of $12,918 in 1996 and 1995, respectively)                            39,700            18,988
Mortgage notes receivable (net of allowance for
uncollectible amounts of $43,673 in 1996 and 1995, respectively)              324,645           333,223
Rental properties, at lower of cost or market, less
accumulated depreciation                                                    4,528,412         5,955,209
Land and land development costs, at cost less
accumulated depreciation                                                      552,839           552,839

Prepaid expenses                                                                7,670            22,563

Other assets, net                                                             127,259           126,239
                                                                          -----------       -----------
             Total assets                                                $  5,800,642      $  7,095,483
                                                                          ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

Accounts payable                                                        $      25,503      $     48,101
Accrued liabilities                                                           133,543           147,398
Tenant security deposits and other liabilities                                 59,902            59,398
Notes and mortgages payable                                                 5,283,168         6,490,769
                                                                          -----------       -----------

             Total liabilities                                              5,502,116         6,745,666
                                                                          -----------       -----------

CONTINGENCIES (NOTE 8)

PARTNERS' EQUITY:

General partners                                                             (119,281)         (118,255)
Limited partners 8,000 limited partnership units
authorized; 7,940 units issued and outstanding                                417,807           468,072
                                                                          -----------       -----------
             Total partners' equity                                           298,526           349,817
                                                                          -----------       -----------
             Total liabilities and partners' equity                      $  5,800,642      $  7,095,483
                                                                          ===========       ===========


               The accompanying notes to financial statements are
                    an integral part of these balance sheets.


                                  KFP 85 - LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                      1996                 1995                 1994
                                                      -----                ----                 ----
REVENUES:

   Rental income                                $    1,105,849     $     1,068,766       $     1,218,595
   Real estate sales                                    81,458              87,000                     -
   Interest income                                      29,761              30,150                27,634
   Other income                                        166,993              44,876               108,083
                                                 -------------      --------------        --------------
         Total revenues                              1,384,061           1,230,792             1,354,312
                                                 -------------      --------------        --------------
EXPENSES:

   Interest and financing costs                        609,128             669,502               674,203
   Property expenses                                   368,218             401,332               370,523
   Cost of real estate sold                             68,961              68,082                     -
   Selling, administration and other                   200,754             245,869               194,198
   Depreciation and amortization                       254,826             274,957               260,534
                                                 -------------      --------------        --------------
         Total expenses                              1,501,887           1,659,742             1,499,458
                                                 -------------      --------------        --------------
         Loss before extraordinary gain               (117,826)           (428,950)             (145,146)

         Extraordinary gain                             66,535                   -                     -
                                                 -------------      --------------        --------------

         Net loss                               $      (51,291)    $      (428,950)      $      (145,146)
                                                 =============      ==============        ==============
PER UNIT AMOUNTS TO LIMITED
PARTNERS:

Loss before extraordinary gain after
allocations to general partners of $(2,357),
$(8,579) and $(2,903) in 1996, 1995 and
1994, respectively                              $       (14.54)    $        (52.94)      $        (17.91)

Extraordinary gain after allocations to general
partners of $1,331, $0 and $0 in 1996, 1995
and 1994, respectively                                    8.21                   -                     -
                                                 -------------      --------------        --------------
Net loss after allocations to general partners
of $(1,026), $(8,579) and $(2,903) in 1996,
1995 and 1994, respectively.                    $        (6.33)    $        (52.94)      $        (17.91)
                                                 =============      ==============        ==============
Weighted average units outstanding                       7,940               7,940                 7,940
                                                 =============      ==============        ==============


               The accompanying notes to financial statements are
                      an integral part of these statements.


                                  KFP 85 - LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        GENERAL             LIMITED
                                                       PARTNERS             PARTNERS              TOTAL
                                                       --------             --------              -----
Partners' equity (deficit), December 31, 1993        $  (106,773)        $  1,030,686        $    923,913
Net loss - 1994                                           (2,903)            (142,243)           (145,146)
                                                      ----------          -----------         -----------
Partner's equity (deficit), December 31, 1994           (109,676)             888,443             778,767
Net loss - 1995                                           (8,579)            (420,371)           (428,950)
                                                      ----------          -----------         -----------
Partner's equity (deficit), December 31, 1995           (118,255)             468,072             349,817
Net loss - 1996                                           (1,026)             (50,265)            (51,291)
                                                      ----------          -----------         -----------
Partner's equity (deficit), December 31, 1996        $  (119,281)        $    417,807        $    298,526
                                                      ==========          ===========         ===========


               The accompanying notes to financial statements are
                      an integral part of these statements.


                                  KFP 85 - LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

CASH FLOWS FROM OPERATING
ACTIVITIES:                                             1996                1995                1994
                                                        ----                ----                ----
Net loss                                          $    (51,291)       $   (428,950)       $   (145,146)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities -

   Depreciation and amortization                       254,826             274,957             260,534
   Provision for doubtful accounts                           -              43,673                   -
   Extraordinary gain                                  (66,535)                  -                   -
   Gain on sale of real estate                         (12,497)            (18,918)                  -
   Interest accreted to principal on notes
      and mortgages payable                                  -              30,000              28,021
Changes in assets and liabilities -
   (Increase) decrease in escrow deposits              (60,760)             59,045              (9,975)
   Increase in accounts  receivable                    (10,454)                  -              (1,326)
   (Increase) decrease in prepaid expenses              14,893               2,335              (7,597)
   (Increase) decrease in other assets                  (1,020)             40,134               5,838
   Decrease in accounts payable                        (24,155)             (5,272)             (3,425)
   Decrease in accrued liabilities                      (6,355)            (49,111)            (22,188)
   Increase  (decrease) in tenant security
      deposits and other liabilities                     9,216             (11,346)                306
                                                   -----------         -----------         -----------
         Net cash provided by  (used in)
            operating activities                        45,868             (63,453)            105,042
                                                   -----------         -----------         -----------


                                   (Continued)


                                  KFP 85 - LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   (continued)

                                                        1996                1995                1994
                                                        ----                ----                ----
CASH FLOWS FROM INVESTING
ACTIVITIES:

Payments received on mortgage notes               $     79,778       $      13,067        $      11,369
Capital expenditures                                         -             (18,606)                   -
Proceeds from the sale of real estate, net of
closing costs                                                -               8,256                    -
                                                   -----------         -----------         ------------
Net cash provided by investing activities               79,778               2,717               11,369
                                                   -----------         -----------         ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:

Repayment of notes and mortgages payable               (48,473)            (56,630)             (54,586)
                                                   -----------         -----------         ------------
Net cash used in financing activities                  (48,473)            (56,630)             (54,586)
                                                   -----------         -----------         ------------
NET INCREASE (DECREASE) IN CASH
AND INTEREST-BEARING DEPOSITS                           77,173            (117,366)              61,825

CASH AND INTEREST-BEARING
DEPOSITS, BEGINNING OF YEAR                             68,412             185,778              123,953
                                                   -----------         -----------         ------------
CASH AND INTEREST-BEARING
DEPOSITS, END OF YEAR                             $    145,585        $     68,412        $     185,778
                                                   ===========         ===========         ============
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid for interest                            $    596,264        $    636,709        $     643,388
                                                   ===========         ===========         ============
SUPPLEMENTAL SCHEDULE OF
NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Mortgage notes receivable accepted on sale of
property                                          $     71,200        $     69,000        $           -
                                                   ===========         ===========         ============


               The accompanying notes to financial statements are
                      an integral part of these statements.

                                  KFP 85 - LTD.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (A) ORGANIZATION -

         KFP 85 - Ltd. (the "Partnership") was formed on June 27, 1984, by the filing of a Certificate and Agreement of Limited Partnership ("Partnership Agreement") with the Florida Department of State and commenced its offering of partnership units on November 21, 1984, the effective date of a Registration Statement filed with the Securities and Exchange Commission. The Partnership Agreement authorized the sale of 8,000 units to the public. On March 31, 1986, the Managing Partner closed the offering. The Partnership was formed to acquire, invest in, develop, operate and sell real estate and perform all other activities related or incidental thereto. The Managing General Partner of the Partnership is KPA, Inc.

         (B) ALLOCATION OF NET INCOME (LOSS) AND DISTRIBUTIONS -

         In accordance with the Partnership Agreement, operating net income or loss is generally allocated 98% to the limited partners as a class and 2% to the general partners as a class. Gain from the sale or refinancing of partnership property will be allocated: (a) first to the partners with negative balances in their capital accounts, pro-rata, to the extent of the negative balances; (b) second, up to 2% to the general partners depending on the aggregate amount of their capital accounts; and (c) third, the balance, if any, to the limited partners.

         Under the terms of the Partnership Agreement, cash distributions are made in amounts determined at the sole discretion of the Managing General Partner. Cash distributable from operations is generally allocated to the general and limited partners as follows: (a) first, 98% to the limited partners as a class and 2% to the general partners as a class, until each limited partner has received cash distributions equal to 100% of his adjusted capital contribution plus the "preferred return," defined as 10% per annum of the limited partners' adjusted capital contribution on a cumulative basis; (b) next, to the general partners in an amount equal to 10% of the preferred return paid to the limited partners on a cumulative basis, such amount representing a management fee; and (c) thereafter, 100% to the limited partners as a class.

         Distributable cash from a sale or refinancing of partnership property will be allocated: (a) first, to limited partners in an amount equal to the preferred return less prior distributions, (b) second, to the limited partners in the amount of their adjusted capital contributions,
         (c) third, to the general partners until they have received an amount (from all sources of distributable cash) equal to the management fee; and (d) fourth, and remainder, 85% to the limited partners as a class and 15% to the general partners as a class. Amounts distributed to the limited partners as a class are allocated to the individual limited partners on a pro-rata basis. Amounts distributed to the general partners as a class are allocated pursuant to a separate agreement between the general partners.

         (C) INCOME TAXES-

         In a partnership, taxable income or loss is reflected in the tax returns of the partners. Accordingly, the Partnership does not record income tax credits or provisions. The tax returns, the qualification of the Partnership as such for tax purposes and the amount of Partnership income or loss are subject to examination by the Internal Revenue Service. If an examination results in changes with respect to the Partnership qualification or Partnership income or loss, the tax liability of the partners could be changed accordingly.

         For tax purposes, the timing of certain expense deductions, consisting mainly of depreciation, interest and financing costs, differ from that used for financial reporting purposes.

         (D) DEPRECIATION -

         The Partnership depreciates rental properties and land development costs by using the straight-line method over their estimated useful lives, which are generally thirty years for buildings and five years for land development costs. For income tax purposes, such property is depreciated on an accelerated basis. Repairs, maintenance and minor improvements are included in property expenses when incurred while major improvements are capitalized.

         (E) DEFERRED FINANCING COSTS -

         As of December 31, 1996, and 1995, deferred financing costs of $55,046 and $57,840, respectively, are included in other assets in the accompanying balance sheets. The Partnership amortizes these costs on the straight-line method over the life of the related obligation. Amortization under the straight line method does not materially differ from the amount that would have been computed using the effective rate method.

         (F) REVENUE RECOGNITION -

         The Partnership recognizes income from the sale of real estate in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate".

         (G) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -

         In 1992, the Financial Accounting Standards Board issued SFAS No. 107 "Disclosure About Fair Value of Financial Instruments" for implementation by the fiscal year ended December 31, 1995, which requires disclosures of the fair value (and of the methods and assumptions to estimate fair value) of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. For the Partnership, the financial assets consist of mortgage notes receivable collateralized by warehouse units. The interest rate on these mortgages approximates market rates for such commercial mortgages with the percentage of equity held by the mortgagors.

         Management of the Partnership is of the opinion that these mortgage notes receivables have a fair market value equivalent to book value.

         (H) USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (I) IMPAIRMENT OF LONG-LIVED ASSETS

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that certain long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of their carrying amount or fair value less cost to sell. Management does not believe that the adoption of SFAS No. 121 has had a material impact on the Partnership's financial statements.

(2) CASH AND INTEREST-BEARING DEPOSITS:

         Keyes Asset Management, Inc. an affiliate of the Managing General Partner and the management agent for the Partnership's properties, maintains certain bank accounts on behalf of the Partnership. These amounts are included in cash and interest-bearing deposits in the accompanying balance sheets. At December 31, 1996 and 1995, $114,731 and $37,395, respectively, was held in such accounts and $30,104 and $29,467, respectively, was held in interest-bearing accounts.

(3)   MORTGAGE NOTES RECEIVABLE:

         Mortgage notes receivable, arising from the sale of real estate inventory, have stated interest rates ranging from 7.9% to 10%.

         In 1996, two balloon mortgages totaling $71,200 were accepted in exchange for a portion of the sales price of two units. These mortgages are due in 2001.

         At December 31, 1996, annual maturities of mortgage notes receivable are as follows:

                  YEAR ENDING DECEMBER 31                          AMOUNT
                  -----------------------                          ------
                  1997                                           $  86,357
                  1998                                             150,978
                  1999                                               3,612
                  2000                                              62,983
                  2001                                              64,388
                                                                  --------
                                                                   368,318

         Less allowance for uncollectible amounts                  (43,673)
                                                                  --------
                                                                 $ 324,645
                                                                  ========

(4)  RENTAL PROPERTIES, LAND AND LAND DEVELOPMENT:

         Rental properties, land and land development are as follows as of December 31, 1996 and 1995:

RENTAL PROPERTIES                        1996                1995
-----------------                        ----                ----
Northpark Commerce Center          $5,546,524          $5,546,524
Keyes Executive Center                      -           1,543,439
Charlotte Commerce Center           1,075,913           1,075,913
LeJeune Industrial Park               179,715             273,987
                                    ---------           ---------
                                    6,802,152           8,439,863
Less accumulated depreciation      (2,273,740)         (2,484,654)
                                    ---------           ---------
                                   $4,528,412          $5,955,209
                                    =========           =========
LAND AND LAND DEVELOPMENT

Commercial Boulevard Center        $  575,206          $  575,206
Less accumulated depreciation        (22,367)             (22,367)
                                    --------            ---------
                                   $  552,839          $  552,839
                                    =========           =========

         The LeJeune Industrial Park rental property was originally built by the Partnership as nineteen condominium units for sale. Thirteen of those units were sold in prior years. During 1996, two units were sold. The remaining four units, while still held for sale by the Partnership, are presently leased, and are included as part of rental properties.

(5) NOTES AND MORTGAGES PAYABLE:

         Notes and mortgages payable at December 31, 1996 and 1995 are as follows:


                                                           1996                      1995
                                                           ----                      ----
Mortgage loan secured by Northpark Commerce
Center, bearing interest at 10.375%, payable in
monthly installments of $44,525 representing
principal and interest, due May 1, 2017.               $4,524,933                $4,586,270

Purchase money mortgage secured by Keyes
Executive Center, bearing interest at 11%,
payable in monthly installments of $7,500
representing interest only, and the balance of
interest accruing annually and added to principal,
due March 30, 1996.                                             -                 1,146,264

Purchase money mortgage secured by Charlotte
Commerce Center, bearing interest at 9%,
payable in monthly installments of $5,644
representing interest only, due March 31, 1997.           752,500                   752,500

Obligation under capital lease due in monthly
installments of $538 representing principal and
interest at 18% through February 1995.                      5,735                     5,735
                                                        ---------                 ---------
                                                       $5,283,168                $6,490,769
                                                        =========                 =========


During 1993, the Partnership entered into a loan modification agreement with the mortgage lender for Charlotte Commerce Center. The agreement extended the maturity of the loan to June 30, 1996. A further modification was made which extended the maturity date to January 1, 1997, and then to March 31, 1997. See
Note 9.

The Northpark Commerce Center lender may call the note at any time after April 1, 1999, upon six months prior notice.

At December 31, 1996, annual maturities of notes and mortgages payable are as follows:

                 YEAR ENDING DECEMBER 31             AMOUNT
                 -----------------------             ------
                                    1997        $   820,512
                                    1998             75,414
                                    1999             83,621
                                    2000             92,721
                                    2001            102,812
                              Thereafter          4,108,088
                                                  ---------
                                                 $5,283,168
                                                  =========

 (6) DISPOSITIONS:

         During 1996, the Partnership sold two condominium warehouse units located at LeJeune Industrial Park for a total of $81,458. The net book value of the units was $68,961 and the resulting gain was $12,497. The Partnership accepted a purchase money mortgage note in the amount of $71,200. The note is secured by the units and bears interest at an annual rate of 8%.

         The cash remaining from these closings, after payment of normal and customary closing costs, expenses of sale and other pro-rata items, was retained by the Partnership in its general funds and was used for operating expenses and other current obligations.

(7) RELATED PARTY TRANSACTIONS:

         During 1996, 1995 and 1994, leasing commissions of $68,556, $41,887 and $23,737, respectively, were paid to Keyes Asset Management, Inc. in connection with securing of tenants for various of the respective leases. The unamortized portions of leasing commissions to Keyes Asset Management, Inc. ($51,577 in 1996 and $47,943 in 1995) are included in other assets in the accompanying balance sheets.

         Property management fees paid to Keyes Asset Management, Inc. for management of certain Partnership properties totaled $54,657, $57,338 and $56,353 for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in property expenses in the accompanying statements of operations.

         At December 31, 1996 and 1995, companies affiliated with the Managing General Partner were due $58,457 and $58,457, respectively, for office and equipment rental. Amounts due are included in accrued liabilities in the accompanying balance sheets.

         At December 31, 1996 and 1995, The Keyes Company was due $3,522 and $26,315, respectively, for various transactions, which are included in accounts payable in the accompanying balance sheets.

(8) GOING CONCERN ISSUES AND LIQUIDITY:

         As shown in the accompanying financial statements, the Partnership has sustained significant losses in each of the last three fiscal years. Operations of the Partnership provided cash of $45,868 in 1996 and consumed cash of $63,453 in 1995. Cash on hand at December 31, 1996 is insufficient to pay the Partnership's current accounts payable and accrued liabilities. The Partnership projects a net loss for 1997. The Partnership's plan for addressing its cash flow and recurring losses is discussed below:

         The Partnership will continue to closely evaluate each property's budget and cash flow projections over the next twelve months and evaluate the marketability of the properties.

(9) EXTRAORDINARY GAIN:

         During 1996, the purchase money mortgage secured by Keyes Executive Center was foreclosed by the lender. At the time of foreclosure, escrow deposits and the net book value of the property totaled $1,107,248, while the purchase money mortgage and other outstanding obligations totaled $1,173,783. As a result of the foreclosure, the Partnership realized an extraordinary gain of $66,535.

(10) SUBSEQUENT EVENT:

         In January 1997, the Charlotte Commerce Center property was sold for $892,250. This resulted in a net gain of $144,642. Cash received after payment of 1995 and 1996 real estate taxes, security deposits, commissions and other costs of sale was $21,358.


                                                                     SCHEDULE II

                                   KFP 85-LTD.

                        VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE YEARS ENDED DECEMBER 31 1996 AND 1995.

                                                                          UNCOLLECTIBLE
                                                                             AMOUNTS
                                       BALANCE AT        CHARGED TO          CHARGED        BALANCE AT
                                      BEGINNING OF        COSTS AND          AGAINST         END OF
DESCRIPTION                              PERIOD           EXPENSES          ALLOWANCE        PERIOD
-----------                           ------------       ----------       -------------     ----------

Year ended December 31,
1996; Deducted from the
balance sheet caption
"Accounts receivable"
Allowance for uncollectible
amounts                                 $12,918                $0                $0           $12,918

Deducted from the balance
sheet caption "Mortgage
notes receivable" -
Allowance for uncollectible
amounts                                  43,673                 0                 0            43,673

Year ended December 31,
1995: Deducted from the
balance sheet caption
"Accounts receivable" -
Allowance for uncollectible
amounts                                  52,522                 0            39,604            12,918

Deducted from the balance
sheet caption "Mortgage
notes receivable" -
Allowance for uncollectible
amounts                                  40,000            43,673            40,000            43,673


                                                                    SCHEDULE III

                                   KFP 85-LTD.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1996

                                                                                        COST CAPITALIZED SUBSEQUENT
                                                 INITIAL COST TO PARTNERSHIP                   TO ACQUISITION
                                            -----------------------------------  ----------------------------------------
                                                                     BUILDINGS
                                                                        AND                                    CARRYING
DESCRIPTION               ENCUMBRANCES             LAND             IMPROVEMENTS        IMPROVEMENTS            COSTS
-----------               ------------      ----------------       ------------- -----------------------     ------------
Northpark Commerce
Center
Orlando, Florida      $     4,524,933       $     534,786       $     4,826,868       $       184,870                   -

Charlotte Commerce
Center
Altamonte Springs,
Florida                       752,500             303,870               735,342                36,091           $     610

LeJeune Industrial
Park
Miami-Dade County,
Florida                             -              31,760                     -               147,955                   -

Commercial Blvd.
Center
Lauderhill, Florida                 -             422,542                     -               146,853               5,811
                      ---------------       -------------       ---------------       ---------------       -------------
                      $     5,277,433       $   1,292,958       $     5,562,210       $       515,769       $       6,421
                      ===============       =============       ===============       ===============       =============


                         GROSS AMOUNT AT WHICH CARRIED
                              AT CLOSE OF PERIOD                                                                  LIFE ON WHICH
                  ---------------------------------------------                                                    DEPRECIATION
                                    BUILDINGS                                                                    IN LATEST INCOME
                                      AND                        ACCUMULATED            DATE OF         DATE      STATEMENT IS
                    LAND           IMPROVEMENTS          TOTAL   DEPRECIATION         CONSTRUCTION     ACQUIRED      COMPUTED
                  -------          ------------        --------  ------------         ------------     --------   -------------

Northpark Commerce
Center
Orlando, Florida    $  534,786      $5,011,738      $5,546,524   $1,899,636          1983            Nov. 1985      30 Years

Charlotte Commerce
Center
Altamonte Springs,
Florida                303,870         772,043       1,075,913      325,855          1981            June 1986      30 Years

LeJeune Industrial
Park
Miami-Dade County,
Florida                 31,760         147,955         179,715       48,249          1985            Jan. 1988      30 Years

Commercial Blvd.
Center
Lauderhill, Florida    552,839          22,367         575,206       22,367           N/A            June 1985       5 Years
                     ---------       ---------       ---------    ---------
                    $1,423,255      $5,954,103      $7,377,358   $2,296,107
                     =========       =========       =========    =========


(1) A reconciliation of the total amount at which real estate was car beginning of the period to the total amount at the end of the period is as follows:

Balance at beginning of period                                      $9,015,069
Acquisitions and improvements                                                -
Transfer to mortgage lender in lieu of foreclosure                  (1,543,439)
Cost of real estate sold                                               (94,272)
                                                                    ----------
Balance at end of period                                            $7,377,358
                                                                     =========


(2) A reconciliation of accumulated depreciation from the beginning of the period to the end of the period is as follows:

Balance at beginning of period                                      $2,507,021
Depreciation charged to expense                                        254,826
Depreciation from transfer to mortgagee                               (440,429)
Depreciation from sales                                                (25,311)
                                                                      --------
Balance at end of period                                            $2,296,107
                                                                     =========


                                                                     SCHEDULE IV

                                  KFP 85 - LTD.

                          MORTGAGE LOANS ON REAL ESTATE

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                 PRINCIPAL
                                                                                                 AMOUNT OF
                                                                                                   LOANS
                                                                  ORIGINAL                      SUBJECT TO
                                                FINAL               FACE          CARRYING      DELINQUENT
                                               MATURITY           AMOUNT OF       AMOUNT OF      PRINCIPAL/
        DESCRIPTION AND INTEREST RATE            DATE             MORTGAGES       MORTGAGES      INTEREST
        -----------------------------          --------          -----------      ---------    -----------
First mortgage notes issued in                 Mortgages
connection with sales of LeJeune               mature
June Industrial Park warehouse                 beginning in
units, with interest rates ranging             1993 through
from 7.9% to 10%                               2001               $ 580,475       $ 324,645         N/A


Note: A reconciliation of the carrying amount of mortgage loans from the beginning of the period to the end of the period is as follows:

                                           1996                 1995
                                           ----                 ----
Balance at beginning of period           $ 333,223          $ 320,963

Additions during period -- New
mortgage loans                              71,200             69,000


Allowance for uncollectible
amounts                                          0            (43,673)
Collections of principal                   (79,778)           (13,067)
                                         ---------          ---------
Balance at the end of period             $ 324,645          $ 333,223
                                         =========          =========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    KFP 85 - LTD.

                                                    (Registrant)

                                                    By:      KPA, Inc.

                                                    Managing General Partner

Date: December 17, 1997                         By: /s/ FRED STANTON SMITH
                                                    ---------------------------
                                                    Fred Stanton Smith,
                                                    President and Principal
                                                    Executive Officer


Date: December 17, 1997                         By: /s/ TIMOTHY D. PAPPAS
                                                    ---------------------------
                                                    Timothy D. Pappas,
                                                    Secretary and Treasurer and
                                                    Principal Accounting Officer


Date: December 17, 1997                         By: /s/ TIMOTHY D. PAPPAS
                                                    ---------------------------
                                                    Timothy D. Pappas,
                                                    General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: December 17, 1997                          By: /s/ FRED STANTON SMITH
                                                    ---------------------------
                                                     Fred Stanton Smith,
                                                     Director of the Managing
                                                     General Partner

                                 EXHIBIT INDEX



  EXHIBIT                        DESCRIPTION
  -------                        -----------


23.1                        Consent of Arthur Andersen LLP

27                          Financial Data Schedule