Form 10-Q
period 1997-03-31
KFP 85 LTD
filed 1997-12-17
CIK 755872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       MARCH 31, 1997
                              -------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _______________

                         Commission file number 2-93874

                                   KFP 85-LTD.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       FLORIDA                                       59-2433930
(State of organization)                    (I.R.S. employer identification no.)

          ONE SOUTHEAST THIRD AVENUE, 11TH FLOOR, MIAMI, FLORIDA 33131
-------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code   (305) 371-3592

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                              Yes [ ]    No [X]

                                   KFP 85-LTD.
                                   ----------

                                      INDEX

PART I - FINANCIAL INFORMATION                                         PAGE NO.
                                                                       -------

         Item 1 - Financial statements (unaudited):
             Balance Sheets
                March 31, 1997 and December 31, 1996......................  3

             Statements of Operations
                For the three months ended March 31, 1997 and 1996........  4

             Statement of Partners' Equity
                For the three months ended March 31, 1997.................  5

             Statements of Cash Flows
                For the three months ended March 31, 1997 and 1996........  6

             Notes to Financial Statements................................. 8

         Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................... 10

PART II - OTHER INFORMATION

             Items 1 through 6............................................. 12

             Signatures.................................................... 13


                                   KFP 85-LTD.
                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                              MARCH 31,
                                                                1997                     DECEMBER 31,
ASSETS                                                       (UNAUDITED)                    1996
------                                                       -----------                    ----
Cash and interest-bearing deposits                           $   184,623                  $   145,585
Escrow deposits                                                  136,622                       74,532
Accounts receivable (net of allowance
   for doubtful accounts of $12,918 in
   1997 and 1996)                                                 29,441                       39,700
Mortgage notes receivable (net of
   allowance for doubtful accounts of
   $43,673 in 1997 and 1996)                                     321,869                      324,645
Rental properties, at lower of cost or
   market, less accumulated depreciation                       3,733,065                    4,528,412
Land and land development, at cost
   less accumulated depreciation                                 552,839                      552,839
Prepaid expenses                                                   7,560                        7,670
Other assets                                                     122,043                      127,259
                                                              ----------                   ----------
            Total assets                                      $5,088,062                   $5,800,642
                                                              ==========                   ==========

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
   Accounts payable                                        $       5,965                 $     25,503
   Accrued liabilities                                           146,158                      133,543
   Tenant security deposits and other
      liabilities                                                 49,145                       59,902
   Notes and mortgages payable                                 4,508,583                    5,283,168
                                                             -----------                  -----------
            Total liabilities                                  4,709,851                    5,502,116
                                                             -----------                  -----------

CONTINGENCIES (Note 5)

PARTNERS' EQUITY:
   General partners                                             (117,687)                    (119,281)
   Limited partners, 8,000 limited
      partnership units authorized;
      7,940 units issued and outstanding                         495,898                      417,807
                                                            ------------                 ------------
            Total partners' equity                               378,211                      298,526
                                                            ------------                 ------------
            Total liabilities and
                partners' equity                              $5,088,062                   $5,800,642
                                                              ==========                   ==========

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.


                                   KFP 85-LTD.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                   1997                         1996
                                                                   ----                         ----
REVENUES:
     Rental income                                              $  226,568                  $  278,259
     Real estate sales                                             892,250                           -
     Interest income                                                 9,379                       7,961
     Other income                                                   36,944                       4,361
                                                               -----------                 -----------
         Total revenues                                          1,165,141                     290,581
                                                               -----------                 -----------

EXPENSES:
     Interest and financing costs                                  124,233                     158,959
     Property expenses                                              70,257                     115,950
     Cost of real estate sold                                      812,881                           -
     Selling, administration and other                              30,345                      58,228
     Depreciation and amortization                                  47,740                      63,707
                                                               -----------                 -----------
         Total expenses                                          1,085,456                     396,844
                                                               -----------                 -----------
         Net income (loss)                                     $    79,685                   $(106,263)
                                                               ===========                 ============

PER UNIT AMOUNTS TO LIMITED PARTNERS:

Net income (loss) after allocations to general
     partners of $1,594 and $(2,125), respectively            $        9.84                $    (13.12)
                                                              =============                ============

Weighted average units outstanding                                    7,940                      7,940
                                                              =============                 ===========

                 The accompanying notes to financial statements
                    are an integral part of these statements.



                                  KFP 85-LTD.
                          STATEMENT OF PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

                                                   GENERAL               LIMITED
PARTNERS' EQUITY (DEFICIT)                         PARTNERS              PARTNERS               TOTAL
--------------------------                         --------              --------               -----
December 31, 1996                                 $(119,281)             $417,807              $298,526

Net income                                            1,594                78,091                79,685
                                                  ---------              --------              --------

March 31, 1997                                    $(117,687)             $495,898              $378,211
                                                  =========              ========              ========


                 The accompanying notes to financial statements
                    are an integral part of these statements.


                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                         1997                  1996
                                                                         ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $  79,685            $(106,263)
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities-
        Depreciation and amortization                                     47,740               63,707
        Gain on sale of real estate                                      (79,369)                   -
        Changes in assets and liabilities:
           Increase in escrow deposits                                   (62,090)             (36,403)
           Decrease in accounts receivable                                10,259                    -
           Decrease in prepaid expenses                                      110                6,503
           Decrease in other assets                                        5,216                7,475
           Increase (decrease) in accounts payable                       (19,538)              32,474
           Increase in accrued liabilities                                12,615               42,961
           Decrease in tenant security deposits
              and other liabilities                                      (10,757)                   -
                                                                       ----------            --------
                 Net cash provided by (used in)
                    operating activities                                 (16,129)              10,454
                                                                       ----------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on mortgage notes                                   2,776                3,965
     Proceeds from sale of real estate, net of
        closing costs                                                     74,476                    -
                                                                       ---------            ---------
                 Net cash provided by investing activities                77,252                3,965
                                                                       ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of  notes and mortgages payable                           (22,085)             (14,745)
                                                                        ---------            ---------

NET INCREASE (DECREASE) IN CASH AND
     INTEREST-BEARING DEPOSITS                                            39,038                 (326)

CASH AND INTEREST-BEARING DEPOSITS,
     BEGINNING OF THE PERIOD                                             145,585               68,412
                                                                        --------             --------

CASH AND INTEREST-BEARING DEPOSITS,
     END OF THE PERIOD                                                  $184,623             $ 68,086
                                                                        ========             ========


                                   (Continued)


                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                                   (Continued)

                                                                         1997                  1996
                                                                         ----                  ----
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

     Cash paid for interest                                             $129,177             $158,261
                                                                        ========             ========


SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES:

     Purchase money mortgage loan
        satisfied at closing                                            $752,500             $      -
                                                                        ========             ========

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                   KFP 85-LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION:

The balance sheet as of December 31, 1996, which has been derived from audited statements, and the unaudited interim financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's annual report on Form 10-K as of December 31, 1996.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Partnership as of March 31, 1997 and December 31, 1996, the results of operations for the three-month periods ended March 31, 1997 and 1996, partners' equity for the three-month period ended March 31, 1997 and cash flows for the three-month periods ended March 31, 1997 and 1996.

(2) RELATED PARTY TRANSACTIONS:

Property management fees paid to Keyes Asset Management, Inc. for management of various rental properties, totaled $9,740 and $14,247 for the three months ended March 31, 1997 and 1996, respectively, and are included in property expenses in the accompanying statements of operations.

During the three months ended March 31, 1997 and 1996, $6,878 and $7,849, respectively, were paid to Keyes Asset Management, Inc. representing commissions for leasing vacant space at various rental properties. These amounts are included in other assets in the accompanying balance sheets and the amount of leasing commissions paid are amortized over the respective life of each lease.

On January 31, 1997, the Partnership paid a selling commission of $26,767 to Keyes Asset Management, Inc. in conjunction with the sale of Charlotte Commerce Center, one of the commercial properties in the Partnership's investment portfolio. This amount is included in the cost of real estate sold in the accompanying statements of operations.

 (3) NOTES AND MORTGAGES PAYABLE:

Notes and mortgages payable were as follows:

                                                                                MARCH 31,                DECEMBER 31,
                                                                                  1997                      1996
                                                                                  ----                      ----

Mortgage loan secured by Northpark Commerce Center,
bearing interest at 10.375%, payable in monthly installments
of $44,525 representing principal and interest, due May 1, 2017.                $4,508,583               $4,524,933

Purchase money mortgage loan secured by Charlotte Commerce Center, bearing interest at 9%, payable in monthly installments of $5,644
representing interest only, due March 31, 1997                                           -                  752,500

Obligation under capital lease due in monthly installments
of $538 representing principal and interest at 18%,
through February 1995                                                                    -                    5,735
                                                                               -----------              -----------
                                                                               $ 4,508,583              $ 5,283,168
                                                                               ===========              ===========

(4) DISPOSITION:

On January 31, 1997, the Partnership sold Charlotte Commerce Center located in Altamonte Springs, Seminole County, Florida for a total of $892,250. The book value of the Center was $747,608 which was net of a 1989 reduction of $35,959 in the Center's carrying value. Expenses related to the sale of the Center totaled $65,273 which included a real estate sales commission of $53,535, one-half of which was paid to Keyes Asset Management, Inc. The Partnership's net gain on this disposition was $79,369. At closing, the Partnership received cash of $21,358 which was net of selling expenses, 1995 and 1996 real estate taxes, tenant security deposits, the outstanding purchase money mortgage balance and accrued interest.

 (5) LIQUIDITY:

The Partnership has sustained significant losses in each of the last three fiscal years. Operations of the Partnership consumed cash of $16,129 during the three months ended March 31, 1997. However, as of March 31, 1997, cash on hand and escrow deposits are sufficient to pay the Partnership's current accounts payable and accrued liabilities.

                                   KFP 85-LTD.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

During the quarter ended March 31, 1997, the Partnership's cash and interest-bearing deposits increased by $39,038 compared to a decrease of $326 for the first quarter of 1996. The increase in cash and interest-bearing deposits for 1997 is primarily attributable to the sale of Charlotte Commerce Center in January 1997.

Net cash used in operations for the first quarter of 1997 amounted to $16,129 compared to $10,454 provided by operations during the first quarter of 1996. Cash consumed in operations during 1997 was used primarily to increase escrow deposits which will be used to pay future real estate taxes and insurance for rental properties.

There were no cash distributions to partners during either the first quarter of 1997 or 1996.

During the first quarter of 1997, the Partnership sold Charlotte Commerce Center, one of the commercial rental properties in its investment portfolio. The net book value of the Center was $747,608 which was net of accumulated depreciation of $328,306. Upon the Center's sale, these amounts were removed from the Partnership's records resulting in a decrease in the carrying value of rental properties from December 31, 1996 levels.

Principal payments of notes and mortgages amounted to $22,085 during the quarter ended March 31, 1997, excluding the payoff of the Charlotte Commerce Center mortgage of $752,500 which took place at closing. During the same quarter of 1996, the Partnership made principal payments on its notes and mortgages of $14,745. For the remainder of 1997, it is anticipated that principal payments of notes and mortgages will approximate $51,600 which will be paid out of the general funds of the Partnership.

The Partnership does not intend to acquire any additional properties for its investment portfolio. However, certain improvements may be necessary at some of the properties in order to retain or attract tenants to space that is vacant.

Other than those items discussed above, the Partnership does not anticipate any material changes to its financial condition during the remainder of 1997.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and other income, when combined, decreased in the first quarter of 1997 compared to the same period of 1996. This decline is primarily attributable to the disposal of two rental properties: Keyes Executive Center during the last quarter of 1996; and Charlotte Commerce Center during the first quarter of 1997.

Interest income increased slightly during the first quarter of 1997 compared to 1996. This increase resulted, in part, to the increase of mortgage notes receivable the Partnership accepted upon the sale of two LeJeune Industrial Park condominium units during the last quarter of 1996. In addition, there were slightly higher cash levels available for short-term investment.

Partnership expenses, excluding cost of real estate sold, decreased in the first quarter of 1997 from 1996 levels primarily due to the disposal of Keyes Executive Center during the last quarter of 1996 and Charlotte Commerce Center during the first quarter of 1997.

During the first quarter of 1997, the Partnership sold Charlotte Commerce Center for $892,250. After taking into consideration the Center's net book value of $747,608 and selling expenses of $65,273, the Partnership realized a net gain of $79,369 in the first quarter of 1997. There were no sales of condominium warehouse units at LeJeune Industrial Park during the first quarter of 1997 or 1996.

During the remainder of 1997, the Partnership does not anticipate that revenues or expenses will vary materially from the first three months of 1997.

                                   KFP 85-LTD.
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  27 Financial Data Schedule

          (b)  None

                                   KFP 85-LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KFP 85-Ltd.
                                        (Registrant)

                                        By:      KPA, Inc.
                                        Managing General Partner

Date:    DECEMBER 17, 1997              By:       /S/ TIMOTHY D. PAPPAS
      --------------------------------            ---------------------
                                                 Timothy D. Pappas,
                                                 Vice President, Treasurer and
                                                 Principal Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT   DESCRIPTION
-------   -----------

  27      Financial Data Schedule