Form 10-Q
period 1997-06-30
KFP 85 LTD
filed 1997-12-17
CIK 755872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE  30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

                         Commission file number 2-93874

                                   KFP 85-LTD.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       FLORIDA                                          59-2433930
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. employer identification no.)

          ONE SOUTHEAST THIRD AVENUE, 11TH FLOOR, MIAMI, FLORIDA 33131
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code   (305) 371-3592

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                               Yes _____ No ___X__

                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NO.
                                                                     --------
         Item 1 - Financial statements (unaudited):
             Balance Sheets
                June  30, 1997 and December 31, 1996.......................3

             Statements of Operations
                For the three and six months ended June 30, 1997 and 1996..4

             Statement of Partners' Equity
                For the six months ended June  30, 1997....................5

             Statements of Cash Flows
                For the six months ended June 30, 1997 and 1996............6

             Notes to Financial Statements.................................8

         Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................10

PART II - OTHER INFORMATION

             Items 1 through 6 ...........................................12

             Signatures...................................................13


                                   KFP 85-LTD.
                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                                              June 30,
                                                                1997                     December 31,
ASSETS                                                       (UNAUDITED)                     1996
------                                                       -----------                     ----
Cash and interest-bearing deposits                            $  159,292                   $  145,585
Escrow deposits                                                  123,858                       74,532
Accounts receivable (net of allowance
   for doubtful accounts of $12,918 in
   1997 and 1996)                                                 29,442                       39,700
Mortgage notes receivable (net of
   allowance for doubtful accounts
   of $43,673 in 1997 and 1996)                                  318,060                      324,645
Rental properties, at lower of cost or
   market, less accumulated depreciation                       3,681,798                    4,528,412
Land and land development, at cost
   less accumulated depreciation                                 552,839                      552,839
Prepaid expenses                                                   3,145                        7,670
Other assets                                                     121,704                      127,259
                                                              ----------                   ----------
            Total assets                                      $4,990,138                   $5,800,642
                                                              ==========                   ==========

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
   Accounts payable                                           $    6,925                   $   25,503
   Accrued liabilities                                           144,533                      133,543
   Tenant security deposits and other
      liabilities                                                 48,345                       59,902
   Notes and mortgages payable                                 4,491,805                    5,283,168
                                                              ----------                   ----------
               Total liabilities                               4,691,608                    5,502,116
                                                              ----------                   ----------

CONTINGENCIES (Note 5)

PARTNERS' EQUITY:
   General partners                                             (119,281)                    (119,281)
   Limited partners, 8,000 limited
      partnership units authorized;
      7,940 units issued and outstanding                         417,811                      417,807
                                                              ----------                   ----------
               Total partners' equity                            298,530                      298,526
                                                              ----------                   ----------
               Total liabilities and
                  partners' equity                            $4,990,138                   $5,800,642
                                                              ==========                   ==========

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.


                                   KFP 85-LTD.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                 THREE MONTHS                        SIX MONTHS
                                                 ------------                        ----------
                                            1997              1996             1997              1996
                                            ----              ----             ----              ----
REVENUES:
   Rental income                           $ 189,476        $ 277,573         $ 416,044        $ 555,832
   Real estate sales                               -                -           892,250                -
   Interest income                             5,039            8,516            14,418           16,477
   Other income                                  118            6,856            37,062           11,217
                                           ---------        ---------         ---------        ---------

         Total revenues                      194,633          292,945         1,359,774          583,526
                                           ---------        ---------         ---------        ---------

EXPENSES:
   Interest and financing costs              117,495          166,356           241,728          325,315
   Property expenses                          85,078          102,687           155,337          218,637
   Cost of real estate sold                        -                -           812,881                -
   Selling, administration
      and other                               20,473           32,463            50,818           90,691
   Depreciation and
      amortization                            51,267           63,706            99,006          127,413
                                           ---------        ---------         ---------        ---------

      Total expenses                         274,313          365,212         1,359,770          762,056
                                           ---------        ---------         ---------        ---------

      Net income (loss)                    $ (79,680)       $ (72,267)       $        4       $(178,530)
                                           ==========       ===========      ==========       ==========

PER UNIT AMOUNTS TO
LIMITED PARTNERS:

Net income (loss) after
   allocations to general
   partners of  $(1,594),
   $(1,445), $0 and $(3,571),
   respectively                           $     (9.83)     $     (8.92)     $      0.00      $    (22.04)
                                          ===========      ===========      ===========      ============

Weighted average units
  outstanding                                  7,940             7,940            7,940            7,940
                                          ==========       ===========      ===========      ============

              The accompanying notes to financial statements are an
                       integral part of these statements.


                                   KFP 85-LTD.
                          STATEMENT OF PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

                                                 GENERAL               LIMITED
PARTNERS' EQUITY (DEFICIT)                       PARTNERS              PARTNERS               TOTAL
--------------------------                       --------              --------               -----
December 31, 1996                               $(119,281)             $417,807              $298,526

Net income                                              -                     4                     4
                                                ---------              --------              --------

June 30, 1997                                   $(119,281)             $417,811              $298,530
                                                ==========             ========              ========

              The accompanying notes to financial statements are an
                       integral part of these statements.


                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                         1997                  1996
                                                                         ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              $          4            $(178,530)
     Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities-
        Depreciation and amortization                                     99,006              127,413
        Gain on sale of real estate                                      (79,369)                   -
        Changes in assets and liabilities:
           Increase in escrow deposits                                   (49,326)             (72,142)
           Decrease in accounts receivable                                10,258                    -
           Decrease in prepaid expenses                                    4,525               13,006
           Decrease in other assets                                        5,555               14,770
           Increase (decrease) in accounts payable                       (18,578)              41,337
           Increase in accrued liabilities                                10,990               85,922
           Decrease in tenant security deposits
              and other liabilities                                      (11,557)                   -
                                                                       ----------            --------
                 Net cash provided by (used in)
                    operating activities                                 (28,492)              31,776
                                                                       ----------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on mortgage notes                                   6,585                8,017
     Proceeds from sale of real estate, net of
        closings costs                                                    74,477                    -
                                                                       ---------             --------
                 Net cash provided by investing activities                81,062                8,017
                                                                       ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes and mortgages payable                            (38,863)             (29,877)
                                                                       ----------           ----------

NET INCREASE IN CASH AND
     INTEREST-BEARING DEPOSITS                                            13,707                9,916

CASH AND INTEREST-BEARING DEPOSITS,
     BEGINNING OF THE PERIOD                                             145,585               68,412
                                                                       ---------            ---------

CASH AND INTEREST-BEARING DEPOSITS,
     END OF THE PERIOD                                                  $159,292             $ 78,328
                                                                       =========             ========

                                   (Continued)
                                       6

                                  KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                                  (Continued)

                                                                         1997                  1996
                                                                         ----                  ----
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest                                             $245,974               $325,315
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

                                   KFP 85-LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 1997 and December 31, 1996, the results of operations for the three- and six-month periods ended June 30, 1997 and 1996, partners' equity for the six-month period ended June 30, 1997, and cash flows for the six-month periods ended June 30, 1997 and 1996.

(2) RELATED PARTY TRANSACTIONS:

Property management fees paid to Keyes Asset Management, Inc. for management of various rental properties totaled $8,260 and $14,677 for the three months ended June 30, 1997 and 1996, respectively, $18,000 and $28,924 for the six months ended June 30, 1997 and 1996, respectively, and are included in property expenses in the accompanying statements of operations.

Commissions paid to Keyes Asset Management, Inc. for leasing vacant space at various rental properties totaled $791 and $25,933 for the three months ended June 30, 1997 and 1996, respectively, and $7,669 and $33,782 for the six months ended June 30, 1997 and 1996, respectively. These amounts are included in other assets in the accompanying balance sheet and the amount of leasing commissions paid are amortized over the respective life of each lease.

On January 31, 1997, the Partnership paid a selling commission of $26,767 to Keyes Asset Management, Inc. in conjunction with the sale of Charlotte Commerce Center, one of the commercial properties in the Partnership's investment portfolio. This amount is included in the cost of real estate sold in the accompanying statements of operations.


(3) NOTES AND MORTGAGES PAYABLE:

Notes and mortgages payable were as follows:

                                                                    June 30,              December 31,
                                                                      1997                    1996
                                                                      ----                    ----
Mortgage loan secured by Northpark Commerce
Center, bearing interest at 10.375%, payable in
monthly installments of $44,525 representing
principal and interest, due May 1, 2017.                           $4,491,805             $4,524,933

Purchase money mortgage loan secured by
Charlotte Commerce Center, bearing interest at
9%, payable in monthly installments of $5,644
representing interest only, due March 31, 1997                              -                752,500

Obligation under capital lease due in monthly
installments of $538 representing principal and
interest at 18%, through February 1995                                      -                  5,735
                                                                   ----------             ----------
                                                                   $4,491,805             $5,283,168
                                                                   ==========             ==========

(4) DISPOSITIONS:

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

(5) LIQUIDITY:

The Partnership has sustained significant losses in each of the last three fiscal years. Operations of the Partnership consumed cash of $28,492 during the six months ended June 30, 1997. However, as of June 30, 1997, cash on hand and escrow deposits are sufficient to pay the Partnership's current accounts payable and accrued liabilities.

                                   KFP 85-LTD.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

During the six months ended June 30, 1997, the Partnership's cash and interest-bearing deposits increased by $13,707 compared to an increase of $9,916 during the same period of 1996.

Cash used in operations was $12,363 and $28,492 during the three and six months ended June 30, 1997, respectively. This compares to cash provided by operations of $21,322 and $31,776 for the three- and six-month periods of the previous year.

There were no cash distributions to partners during either of the six-month periods ended June 30, 1997 or 1996.

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

Principal payments of notes and mortgages amounted to $16,778 during the quarter ended June 30, 1997 compared to $22,085 in the first quarter of 1997 and $15,132 in the second quarter of 1996. For the remainder of 1997, it is anticipated that principal payments of notes and mortgages will approximate $34,000 which will be paid out of the general funds of the Partnership.

The Partnership does not intend to acquire any additional properties for its investment portfolio. However, certain improvements may be necessary at some of the properties in order to retain or attract tenants to space that is vacant.

During July 1997, the Partnership sold its four remaining condominium warehouse units located at LeJeune Industrial Park. The total selling price was $155,000 and the Partnership accepted four mortgage notes aggregating $124,000 from the purchaser. These mortgage notes earn interest at an annual rate of 8%, provide for monthly installments of $1,342 for five years including principal and interest, and balloon payments are due in July 2002.

Other than those items discussed above, the Partnership does not anticipate any material changes to its financial condition during the remainder of 1997.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and other income, when combined, decreased in the six months and second quarter of 1997 when compared to the same periods of the previous year. These declines are primarily attributable to the disposal of two rental properties from the Partnership's investment portfolio: Keyes Executive Center, which occurred during the last quarter of 1996; and Charlotte Commerce Center, which occurred during the first quarter of 1997.

Interest income decreased slightly during the three and six months of 1997 compared to 1996. This decrease resulted from the decline in the Partnership's mortgage notes receivable as the mortgage balances continue to amortize through normal monthly payments. This decline was partially offset by earnings from short-term investments.

Partnership expenses, excluding cost of real estate sold, decreased in the second quarter of 1997 from 1996 levels primarily due to the disposal of Keyes Executive Center during the last quarter of 1996 and Charlotte Commerce Center during the first quarter of 1997.

The Partnership anticipates that rental income and expenses will continue to be lower during the remaining quarters of 1997 due to the reduction in the number of rental properties remaining in its investment portfolio. As discussed above under Material Changes in Financial Condition, in July 1997 the Partnership sold its remaining four condominium warehouse units located at LeJeune Industrial Park. The total selling price for those four units was $155,000, their book value was approximately $130,000 and expenses of sale were approximately $14,000. During the third quarter of 1997, the Partnership will reflect a gain from the sale of real estate of approximately $11,000.

During the remainder of 1997, other than discussed above, the Partnership does not anticipate that revenues or expenses will vary materially from the first six months of 1997.

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

                                   KFP 85-Ltd.
                                  (Registrant)

                                                   By:      KPA,Inc.
                                                   Managing General Partner

Date:    DECEMBER 17, 1997                By:      /S/ TIMOTHY D. PAPPAS
      ----------------------                       ---------------------
                                                   Timothy D. Pappas,
                                                   Vice President, Treasurer and
                                                   Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 -----------
27                 Financial Data Schedule