Form 10-Q
period 1997-09-30
KFP 85 LTD
filed 1998-01-14
CIK 755872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         SEPTEMBER 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to_________________________


                         Commission file number 2-93874


                                   KFP 85-LTD.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         FLORIDA                                     59-2433930
-----------------------                 ---------------------------------------
(State of organization)                 (I.R.S. employer identification no.)


          ONE SOUTHEAST THIRD AVENUE, 11TH FLOOR, MIAMI, FLORIDA 33131
-------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


Registrant' telephone number, including area code          (305) 371-3592


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

                                 Yes [ ] No [X]


                                      INDEX


PART I - FINANCIAL INFORMATION                                                                             PAGE NO.
                                                                                                           --------
           Item 1 - Financial statements (unaudited):
               Balance Sheets
                  September 30, 1997 and December 31, 1996.......................................................3

               Statements of Operations
                  For the three and nine months ended September 30, 1997 and 1996................................4

               Statement of Partners' Equity
                  For the nine months ended September  30, 1997..................................................5

               Statements of Cash Flows
                  For the nine months ended September 30, 1997 and 1996..........................................6

               Notes to Financial Statements.....................................................................8

           Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................................................10


PART II - OTHER INFORMATION

               Items 1 through 6 ...............................................................................12

               Signatures.......................................................................................13





                                   KFP 85-LTD.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                      SEPTEMBER 30,
                                                           1997             DECEMBER 31,
                                                       (UNAUDITED)              1996
                                                      -------------          ------------
ASSETS
Cash and interest-bearing deposits                    $     223,625          $    145,585
Escrow deposits                                             161,710                74,532
Accounts receivable (net of allowance
   for doubtful accounts of $12,918 in
   1997 and 1996)                                            29,442                39,700
Mortgage notes receivable (net of
   allowance for doubtful accounts
   of $43,673 in 1997 and 1996)                             365,046               324,645
Rental properties, at lower of cost or
   market, less accumulated depreciation                  3,509,865             4,528,412
Land and land development, at cost
   less accumulated depreciation                            552,839               552,839
Prepaid expenses                                             19,150                 7,670
Other assets                                                120,856               127,259
                                                      -------------          ------------
            Total assets                              $   4,982,533          $  5,800,642
                                                      =============          ============

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
   Accounts payable                                   $       3,085          $     25,503
   Accrued liabilities                                      174,750               133,543
   Tenant security deposits and other
      liabilities                                            48,345                59,902
   Notes and mortgages payable                            4,474,589             5,283,168
                                                      -------------          ------------
               Total liabilities                          4,700,769             5,502,116
                                                      -------------          ------------

CONTINGENCIES (Note 5)

PARTNERS' EQUITY:
   General partners                                        (119,616)             (119,281)
   Limited partners, 8,000 limited
      partnership units authorized;
      7,940 units issued and outstanding                    401,380               417,807
                                                      -------------          ------------
               Total partners' equity                       281,764               298,526
                                                      -------------          ------------
               Total liabilities and
                  partners' equity                    $   4,982,533          $  5,800,642
                                                      =============          ============

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.


                                   KFP 85-LTD.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                          THREE MONTHS                              NINE MONTHS
                                                   ------------------------------           ----------------------------
                                                      1997                1996                 1997              1996
                                                   ----------          ----------           ----------        ----------
REVENUES:
   Rental income                                   $  202,608          $  291,713           $  618,652        $  847,545
   Real estate sales                                  155,000                   -            1,047,250                 -
   Interest income                                      8,867               8,597               23,285            25,074
   Other income                                           307               3,170               37,369            14,387
                                                   ----------          ----------           ----------        ----------

         Total revenues                               366,782             303,480            1,726,556           887,006
                                                   ----------          ----------           ----------        ----------

EXPENSES:
   Interest and financing costs                       117,058             135,678              358,786           460,993
   Property expenses                                   56,628             124,065              211,965           342,702
   Cost of real estate sold                           142,629                   -              955,510                 -
   Selling, administration
      and other                                        24,417              24,460               75,235           115,151
   Depreciation and
      amortization                                     42,816              63,707              141,822           191,120
                                                   ----------          ----------           ----------        ----------

      Total expenses                               $  383,548          $  347,910           $1,743,318        $1,109,966
                                                   ----------          ----------           ----------        ----------

      Net loss                                     $ (16,766)          $ (44,430)           $ (16,762)        $ (222,960)
                                                   ==========          ==========           ==========        ==========

PER UNIT AMOUNTS TO
LIMITED PARTNERS:
   Net loss after allocations
      to General Partners of
      $(335), $(889), $(335)
      and $(4,459), respectively                   $    (2.07)         $    (5.48)          $    (2.07)       $   (27.52)
                                                   ==========          ==========           ==========        ==========

   Weighted average units
     outstanding                                        7,940               7,940           $    7,940             7,940
                                                  ===========         ===========           ==========        ==========



              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                          STATEMENT OF PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                 GENERAL           LIMITED
PARTNERS' EQUITY (DEFICIT)       PARTNERS          PARTNERS          TOTAL
--------------------------      -----------       ----------      --------


December 31, 1996               $ (119,281)        $ 417,807      $ 298,526


Net loss                              (335)          (16,427)       (16,762)
                                ----------         ---------      ---------


September 30, 1997              $ (119,616)        $ 401,380      $ 281,764
                                ==========         =========      =========

























              The accompanying notes to financial statements are an
                        integral part of this statement.


                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                  1997                  1996
                                                              -----------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                $   (16,762)            $(222,960)
      Adjustments to reconcile net loss
       to net cash provided by (used in)
      operating activities-
         Depreciation and amortization                            141,822               191,120
         Gain on sale of real estate                              (91,740)                    -
         Changes in assets and liabilities:
            Increase in escrow deposits                           (87,178)             (103,963)
            Decrease in accounts receivable                        10,258                     -
            (Increase) decrease in prepaid expenses               (11,480)               19,509
            Decrease in other assets                                5,954                22,245
            Decrease in accounts payable                          (22,418)              (26,831)
            Increase in accrued liabilities                        41,207               128,883
            Decrease in tenant security deposits
               and other liabilities                              (11,557)                    -
                                                              -----------             ---------
                  Net cash provided by (used in)
                     operating activities                         (41,894)                8,003
                                                              -----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments received on mortgage notes                          83,599                12,126
      Proceeds from sale of real estate, net of
         closings costs                                            92,414                     -
                                                              -----------             ---------
                  Net cash provided by investing activities       176,013                12,126
                                                              -----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of notes and mortgages payable                    (56,079)              (45,404)
                                                              -----------             ---------

NET INCREASE (DECREASE) IN CASH AND
      INTEREST-BEARING DEPOSITS                                    78,040               (25,275)

CASH AND INTEREST-BEARING DEPOSITS,
      BEGINNING OF THE PERIOD                                     145,585                68,412
                                                              -----------             ---------

CASH AND INTEREST-BEARING DEPOSITS,
      END OF THE PERIOD                                       $   223,625             $  43,137
                                                              ===========             =========


                                   (Continued)




                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                                   (Continued)

                                                                  1997                  1996
                                                              -----------             ---------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest                                     $   356,681             $ 460,993
                                                              ===========             =========

SUPPLEMENTAL SCHEDULE OF
NON-CASH INVESTING ACTIVITIES:

      Mortgage notes receivable accepted
         on sale of real estate                               $   124,000             $       -
                                                              ===========             =========

SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES:

      Purchase money mortgage loan payable
         satisfied at closing                                 $   752,500             $       -
                                                              ===========             =========



















              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 1997 and December 31, 1996, the results of operations for the three- and nine-month periods ended September 30, 1997 and 1996, partners' equity for the nine-month period ended September 30, 1997, and cash flows for the nine-month periods ended September 30, 1997 and 1996.

(2) RELATED PARTY TRANSACTIONS:

Property management fees paid to Keyes Asset Management, Inc., for management of various rental properties, totaled $9,240 and $14,539 for the three months ended September 30, 1997 and 1996, respectively, $27,240 and $43,463 for the nine months ended September 30, 1997 and 1996, respectively, and are included in property expenses in the accompanying statements of operations.

Commissions paid to Keyes Asset Management, Inc. for leasing vacant space at various rental properties totaled $12,891 and $11,900 for the three months ended September 30, 1997 and 1996, respectively, and $20,560 and $45,682 for the nine months ended September 30, 1997 and 1996, respectively. These amounts are included in other assets in the accompanying balance sheet and the amount of leasing commissions paid are amortized over the respective life of each lease.

On January 31, 1997, the Partnership paid a selling commission of $26,767 to Keyes Asset Management, Inc. in conjunction with the sale of Charlotte Commerce Center, one of the commercial properties in the Partnership's investment portfolio. On July 11, 1997, the Partnership paid selling commissions of $9,300 to Keyes Asset Management, Inc. in conjunction with the sale of four condominium units at LeJeune Industrial Park. These amounts are included in the cost of real estate sold in the accompanying statements of operations.

(3) NOTES AND MORTGAGES PAYABLE:

Notes and mortgages payable were as follows:
                                                                               SEPTEMBER 30,                DECEMBER 31,
                                                                                    1997                        1996
                                                                               -------------                ------------
Mortgage loan secured by Northpark Commerce Center, bearing interest at 10.375%, payable in monthly installments of $44,525 representing principal and interest, due May 1, 2017.
                                                                                 $4,474,589                   $4,524,933

Purchase money mortgage loan secured by Charlotte Commerce Center, bearing interest at 9%, payable in monthly installments of $5,644 representing interest only, due March 31, 1997
                                                                                          -                      752,500

Obligation under capital lease due in monthly installments of $538 representing principal and interest at 18%, through February 1996
                                                                                          -                        5,735
                                                                                -----------                  -----------
                                                                                $ 4,474,589                  $ 5,283,168
                                                                                ===========                  ===========

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

On July 11, 1997, the Partnership sold four condominium warehouse units located at LeJeune Industrial Park, Opa-locka, Miami-Dade County, Florida for a total of $155,000. The book value of these units was $129,567. Expenses related to the sale of the units totaled $13,062 which included real estate sales commissions of $9,300 which were paid to Keyes Asset Management, Inc. The Partnership's net gain on these sales was $12,371. At closing, the Partnership accepted four mortgage notes totaling $124,000 from the purchasers and received cash of $15,937 which was net of selling expenses, July 1997 pro-rated rental income, 1997 pro-rated real estate taxes and tenant security deposits.

 (5) LIQUIDITY:

The Partnership has sustained significant losses in each of the last three fiscal years. Operations of the Partnership consumed cash of $41,894 during the nine months ended September 30, 1997. However, as of September 30, 1997, cash on hand and escrow deposits are sufficient to pay the Partnership's current accounts payable and accrued liabilities.

                                   KFP 85-LTD.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

During the nine months ended September 30, 1997, the Partnership's cash and interest-bearing deposits increased by $78,040 compared to an decrease of $25,275 during the same period of 1996.

Cash used in operations was $13,402 and $41,894 during the three and nine months ended September 30, 1997, respectively. This compares to cash used in operations of $23,773 during the three-month period ended September 30, 1996 and cash provided by operations of $8,003 for the nine-month period ended September 30, 1996. However, cash used in operations was net of increases in escrow deposits of $37,852 and $87,178 in the three- and nine-month periods ended September 30, 1997. These escrow deposits may be utilized by the Partnership for future payments of real estate taxes and property insurance.

There were no cash distributions to partners during either of the nine-month periods ended September 30, 1997 or 1996.

During the first quarter of 1997, the Partnership sold Charlotte Commerce Center, one of the commercial rental properties in its investment portfolio. The net book value of the Center was $747,608 which was net of accumulated depreciation of $328,306. During the third quarter of 1997, the Partnership sold its four remaining condominium warehouse units located at LeJeune Industrial Park. The net book value of the units was $129,567 which was net of accumulated depreciation of $50,598. Upon the sale of the properties, these amounts were removed from the Partnership's records resulting in a decrease in the carrying value of rental properties from December 31, 1996 levels.

At the closing of the sale of the four condominium warehouse units in July 1997, the Partnership accepted four mortgage notes from the purchasers. These notes, which earn interest at an annual rate of 8%, totaled $124,000 and provide for monthly payments of $1,342 for five years, including principal and interest, and balloon payments which are due in July 2002.

During the three and nine months ended September 30, 1997, the Partnership collected $77,014 and $83,599, respectively, on its mortgage notes receivable compared to $4,109 and $12,126 collected during the three and nine months ended September 30, 1996. The substantial increase in collections during the third quarter of 1997 was attributable to the payoff of two mortgage notes receivable totaling approximately $75,000.

The Partnership made principal payments of $17,216 on its notes and mortgages payable during the quarter ended September 30, 1997 compared to $16,778 in the second quarter of 1997 and $15,527 in the third quarter of 1996. For the remainder of 1997, it is anticipated that principal payments on notes and mortgages will approximate $17,700 which will be paid out of the general funds of the Partnership.

The Partnership does not intend to acquire any additional properties for its investment portfolio. However, certain improvements may be necessary at some of the properties in order to retain or attract tenants to space that is vacant.

Other than those items discussed above, the Partnership does not anticipate any material changes to its financial condition during the last quarter of 1997.



MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and other income, when combined, decreased in the nine months and third quarter of 1997 when compared to the same periods of the previous year. These declines are primarily attributable to the disposal of several rental properties from the Partnership's investment portfolio: Keyes Executive Center, which occurred during the last quarter of 1996; Charlotte Commerce Center, which occurred during the first quarter of 1997; and the remaining four condominium warehouse units located at LeJeune Industrial Park which closed in the third quarter of 1997.

During the nine months ended September 30, 1997, the Partnership recognized a gain of $91,740 from the sale of several rental properties. Of that amount, $12,371 was recognized in the third quarter of 1997 from the sale of units at LeJeune Industrial Park. There were no comparable sales in the three and nine months ended September 30, 1996. For the remainder of 1997, the Partnership does not anticipate selling any additional rental properties.

Interest income remained at approximately the same levels during the three and nine months ended September 30, 1997 when compared to the same periods for 1996.

Partnership expenses, excluding cost of real estate sold, decreased in the third quarter of 1997 from 1996 levels primarily due to the disposal of Keyes Executive Center during the last quarter of 1996 and Charlotte Commerce Center during the first quarter of 1997.

The Partnership anticipates that rental income and expenses will continue to be lower during the fourth quarter of 1997 due to the reduction in the number of rental properties remaining in its investment portfolio.

During the fourth quarter of 1997, other than discussed above, the Partnership does not anticipate that revenues or expenses will vary materially from the first three quarters of 1997.

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

                                      KFP 85-Ltd.
                                      (Registrant)


                                      By:       KPA, Inc.
                                         -------------------------------------
                                                Managing General Partner


Date:   JANUARY 14, 1998              By:       /s/ TIMOTHY D. PAPPAS
                                         -------------------------------------
                                                Timothy D. Pappas,
                                                Vice President, Treasurer and
                                                Principal Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  ------------


27                       Financial Data Schedule