Form 10-K
period 1997-12-31
KFP 85 LTD
filed 1998-05-19
CIK 755872

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the calendar year ended        DECEMBER 31, 1997

                                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

                           Commission file No. 2-93784

                                   KFP 85-LTD.
             (Exact name of registrant as specified in its charter)

       FLORIDA                                       59 - 2433930
(State of Organization)                   (I.R.S. Employer Identification No.)

           ONE SOUTHEAST THIRD AVENUE, 11TH FLOOR, MIAMI FLORIDA 33131 (Address of Principal Executive Offices, Including Zip Code)

       Registrant's Telephone Number, Including Area Code (305) 371- 3592

                                 NOT APPLICABLE
      (Former name, address and fiscal year, if changed since last report)

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

                                              Yes [X] No [ ]

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

In addition to the decline in market values, the excess amount of commercial rental space available within the Partnership's market area caused the Partnership's rental rates to remain close to, or below, prior year levels. Over the past eight to ten years, there has been a "buyer's market" with respect to commercial leasing, requiring rent incentives to attract and retain tenants. All of these factors, when combined, have had a negative impact on the results of operations and cash flows of the Partnership during the last several years. There is some indication that the decline in rents and property values leveled off in 1996 and continues to be level in 1997.

The Partnership has no administrative employees as all administrative functions of the Partnership are provided by KPA, Inc. ("Managing Partner"), or by affiliates of the Managing Partner, which receive fees for the services performed.

ITEM 2.

PROPERTIES

The Partnership originally acquired nine properties for its investment portfolio. Between 1990 and 1997, seven of those properties were either sold or deeded back to the lenders. The original properties purchased which are no longer in the Partnership's investment portfolio are as follows:

         Hideaway North Apartments  -  sold in 1990
         Firestone Plaza            -  sold in 1990
         Oakcrest Arms Apartments   -  deeded back in 1991
         Center West Plaza          -  deeded back in 1992
         Keyes Executive Center     -  deeded back in 1996
         Charlotte Commerce Center  -  sold in 1997
         LeJeune Industrial Park    -  condominium units sold from 1986 to 1997

As of December 31, 1997, two properties remain in the Partnership's investment portfolio. Detailed information regarding the properties still owned by the Partnership is contained in the respective property descriptions below. The Partnership does not intend to acquire any additional properties for its investment portfolio but intends to continue operating the remaining rental properties in its portfolio. During 1998, the Partnership will actively market and seek qualified buyers for its properties.

COMMERCIAL BOULEVARD CENTER

Approximately 58,000 square feet of unimproved land located in the city of Lauderhill, Broward County, Florida was purchased by the Partnership on June 26, 1985. Through December 31, 1997, the Partnership had invested $575,206 in the site, including land, acquisition costs and subsequent site improvements such as landscaping and drainage. At present, there is no outstanding mortgage obligation and no outside financing is presently planned for this property.

The Partnership entered into a land lease agreement with a major fast-food restaurant (Long John Silver's) for one-half of the property, or 29,000 square feet. The tenant had the responsibility for design and construction of the restaurant which was completed in February 1987.

The remaining parcel is currently being marketed for sale as a build-to-suit or vacant land.

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

The total cost of Northpark, including land, buildings, prior improvements and acquisition costs was $5,546,524 at December 31, 1997. Terms of the present mortgage obligation secured by the property include an interest rate of 10.375% with monthly payments of $44,525, representing principal and interest, payable over a 28-year period with the entire unpaid balance due on May 1, 2017. The lender may call the note at any time after April 1, 1999, upon six-months prior notice. As of December 31, 1997, the mortgage obligation had an outstanding balance of $4,456,922.

In years prior to 1993, cash flows at Northpark were not sufficient to pay all of the property's expenses and debt service. The Partnership was unable to pay the 1991 and 1992 real estate taxes on the property and perform necessary repairs and/or improvements. During 1992, the Partnership entered into an agreement with Northpark's mortgage lender for certain concessions to the terms of its mortgage obligation. Terms of the agreement called for the lender to pay the delinquent real estate taxes and provide a two-month moratorium on the obligation's installment payments. The two-month payment moratorium enabled the Partnership to perform much-needed improvements to Northpark.

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

During 1997, occupancy levels at Northpark averaged 90% - 95%.

For 1998, repairs and improvements to paved areas are presently planned for Northpark. The cost for making those improvements are expected to be approximately $16,000 and will be paid out of the general funds of the Partnership. Occasional tenant improvements may also be necessary in order to lease vacant space. Costs for completing tenant improvements are not presently ascertainable and will be dependent on the requirements of individual tenants. Any costs required for tenant improvements will be paid for out of the general funds of the Partnership.

The Partnership anticipates that it will actively offer this property for sale during 1998. At the present time, no decision has been made regarding the offering price or the exact marketing plans or strategy although the Partnership is presently conducting a study on the feasibility of marketing the property for sale.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the units of limited partnership interest in the Partnership. As of December 31, 1997, there were 676 limited partners.

ITEM 6.

SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the Partnership's Financial Statements included in Item 8, Financial Statements and Supplementary Data. The periods included below are for each of the five years ended December 31 as indicated:

                                               1997          1996          1995          1994           1993
                                               ----          ----          ----          ----           ----
Total revenues                              $1,936,768    $1,384,061    $1,230,792    $1,354,312     $1,424,256

Net loss                                       (73,452)      (51,291)     (428,950)     (145,146)      (299,951)

Net loss per limited partnership unit            (9.07)        (6.33)       (52.94)       (17.91)        (37.02)

Total assets                                 4,882,029     5,800,642     7,095,483     7,616,792      7,813,810

Notes and mortgages payable                  4,456,922     5,283,168     6,490,769     6,517,399      6,543,964

Partners' equity                               225,074       298,526       349,817       778,767        923,913

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

During 1997, the Partnership's cash and interest-bearing deposits increased by $64,788 compared to an increase of $77,173 for the 1996 calendar year.

Cash used in operations was $40,348 in 1997 compared to $45,868 provided by operations in 1996. The change in cash flows from operations which occurred from 1996 to 1997 was primarily attributable to a decrease in depreciation and amortization of $78,891 and the transfer of tenant security deposits of $17,090 to the purchasers of Charlotte Commerce Center. Cash and interest-bearing deposits and cash flows from operations are net of escrow deposit increases of $17,356 and $60,760 in 1997 and 1996, respectively. These escrow deposits may be utilized by the Partnership for future payments of real estate taxes and property insurance.

There were no cash distributions to partners during 1997 or 1996.

During the first quarter of 1997, the Partnership sold Charlotte Commerce Center, one of the commercial rental properties in its investment portfolio. The net book value of the Center was $747,608, net of accumulated depreciation of $328,306. During the third quarter of 1997, the Partnership sold its four remaining condominium warehouse units located at LeJeune Industrial Park. The net book value of the units was $129,567, net of accumulated depreciation of $50,598. Upon the sale of the properties, these amounts were removed from the Partnership's records resulting in a decrease in the carrying value of rental properties from December 31, 1996 levels. During 1997, the Partnership recognized gains of $79,369 and $12,371 from the sale of Charlotte Commerce Center and LeJeune Industrial Park, respectively.

At the closing of the sale of Charlotte Commerce Center, the outstanding purchase money mortgage obligation in the amount of $752,500 which was secured by the Center, was paid from the sale proceeds.

At the closings of the sale in July 1997 of the four LeJeune Industrial Park condominium warehouse units, the Partnership accepted four mortgage notes from the purchasers. These notes, which earn interest at an annual rate of 8%, totaled $124,000 and provide for monthly payments of $1,342 for five years, including principal and interest, and balloon payments which are due in July 2002.

During 1997 and 1996, the Partnership collected principal payments of $86,468 and $79,778, respectively, on its mortgage notes receivable. For 1998, the Partnership anticipates principal payment collections of approximately $88,500. During 1998, the Partnership also anticipates that it will reacquire one condominium warehouse unit located at LeJeune Industrial Park through foreclose of a delinquent mortgage note. The Partnership believes that the reaquired unit will be resold for an amount equal to or greater than the outstanding mortgage note balance.

The Partnership made principal payments of $73,746 on its notes and mortgages payable during 1997 compared to $48,473 in 1996. In 1998, the Partnership anticipates making principal payments of approximately $75,400 against the Northpark Commerce Center mortgage note obligation. These payments will be made out of the general funds of the Partnership.

The Partnership does not intend to acquire any additional properties for its investment portfolio. However, certain improvements may be necessary at Northpark Commerce Center in order to retain or attract tenants to space that is vacant. While it is not possible to predict what improvements may be necessary at Northpark for individual tenant warehouse space, the Partnership does intend to make needed repairs and improvements to the paved areas of the Center. It is expected that those improvements and repairs will cost approximately $16,000 which will be paid from the general funds of the Partnership.

Other than those items discussed above, the Partnership does not anticipate any material changes to its financial condition during 1998.

LIQUIDITY

At December 31, 1997, the Partnership's cash and interest-bearing deposits totaled $210,373 which was sufficient to meet current obligations that totaled $200,033. In addition, the Partnership had escrow deposits of $91,888 which were being held to pay 1998 estimated real estate taxes and insurance premiums for Northpark Commerce Center. Based upon projected occupancy rates for 1998, the properties which remain in the investment portfolio at December 31, 1997 are expected to generate sufficient cash from their operations to meet existing debt service, anticipated property improvements and current levels of administrative costs of the Partnership.

Other than those items discussed above, there are no other demands or commitments known or foreseen which will have a material impact on the liquidity of the Partnership.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and other income, when combined, decreased during 1997 when compared to 1996 by approximately 33%. This decline is primarily attributable to the disposal of several rental properties from the Partnership's investment portfolio including Keyes Executive Center which occurred during the last quarter of 1996, Charlotte Commerce Center which occurred during the first quarter of 1997, and the remaining four condominium warehouse units located at LeJeune Industrial Park which closed in the third quarter of 1997.

During 1997, the Partnership recognized a gain of $91,740 from the sale of several rental properties. In 1996, the Partnership recognized a gain of $12,497 from the sale of rental properties. During 1998, the Partnership anticipates actively marketing the properties remaining in its investment portfolio. However, it cannot be predicted whether purchasers will be found for these properties and whether they will be sold and closed during 1998.

Interest income increased slightly during 1997 from 1996 levels primarily due to four new mortgage notes receivable accepted from purchasers of LeJeune Industrial Park condominium warehouse units. Increased levels of cash available for temporary investment also contributed to higher interest income. Interest income is generated primarily from earnings on mortgage notes held by the Partnership resulting from the sale of units at LeJeune Industrial Park. A small amount of interest is also generated from investment of available cash. No significant increase or decrease is expected in interest earnings during the next twelve months.

Interest and financing costs declined in 1997 as the Partnership continued to amortize the mortgage obligation secured by Northpark Commerce Center. The sale of properties, late in 1996 and early 1997, which were secured by mortgage notes, also contributed to the overall decline of interest and financing costs.

Property expenses, excluding cost of real estate sold, decreased 30% in 1997 when compared to 1996. This decrease was primarily due to the disposal of Keyes Executive Center during the last quarter of 1996 and Charlotte Commerce Center during the first quarter of 1997.

The Partnership anticipates that rental income and expenses will continue to be lower in 1998 due to the reduction in the number of rental properties remaining in its investment portfolio.

Other than those items discussed above, there are no known or expected demands, commitments or uncertainties, which will cause the Partnership's income and expenses to change materially from the levels achieved in previous years.

Inflation effects and changing prices, while at minimal levels of increase, may have a slight impact on the results of operations for the Partnership in the future. While some of the commercial leases entered into with the tenants at the Partnership's properties contain escalation clauses based on consumer price changes, these escalation's are generally on an annual basis on the lease anniversary date. Many of the commercial leases also contain expense pass-through provisions which protect the Partnership against rising prices for some properties. Increases in commercial rental income, however, may lag slightly behind any increases that may occur in expenses. This temporary lag is not expected to be material.

PARTNERSHIP'S PLAN

The Partnership will evaluate and closely monitor budgets and cash flow projections over the next twelve months. The Partnership will continue intensive leasing programs designed to maintain current high-level occupancy rates at its Northpark Commerce Center and to obtain the highest possible rental rates that the market will allow. While not allowing a decline in the property maintenance or appearance, the Partnership plans to continue searching for lower costs and cost savings methods.

During 1998, the Partnership intends to begin actively marketing the sale of the properties remaining in its investment portfolio. It is not known if, or when, prospective purchasers might be obtained for any or all of its properties. Until such time as purchasers are located, the properties will continue to be leased and operated by the Partnership.

ITEM 8.  (See Page 12) {Financial statements index}

ITEM 9.

DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(A) and (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Timothy D. Pappas. The Corporate General Partner, KPA, Inc. (a Florida corporation) is the Managing General Partner of the Partnership ("Managing Partner"). The executive officers and directors of the Managing Partner as of December 31, 1997 were as follows: Fred Stanton Smith, President and Director of the Managing Partner and member of its Investment Committee; Timothy D. Pappas, Secretary and Treasurer of the Managing Partner and member of its Investment Committee; and Theodore J. Pappas, member of its Investment Committee.

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

(E) BUSINESS EXPERIENCE

         The Directors and Executive Officers of the Managing Partner and their principal occupations and affiliations during the last five years or more, as of December 31, 1997, are as follows:

         FRED STANTON SMITH (age 72), President and Director of Managing Partner and member of its Investment Committee. Mr. Smith was the President and Director of The Keyes Company from 1974 until 1991. He received a B.B.A. from the University of Miami in 1950. He is a registered real estate broker licensed by the State of Florida, and is a Director of Avatar Holdings Inc. and Central Realty Investors, Inc. Mr. Smith has been actively involved in all phases of the real estate industry since 1950. Mr. Smith is also an officer of other subsidiaries of The Keyes Company.

         TIMOTHY D. PAPPAS (age 42), Secretary and Treasurer of the Managing Partner, member of its Investment Committee and Individual General Partner. He received a Bachelor of Science degree from Florida State University in 1979 and, prior to his association with The Keyes Company, was a certified public accountant with Fox & Company, Ft. Lauderdale, Florida. Mr. Pappas is also a Vice-president and Director of The Keyes Company and serves as an officer and director of other subsidiaries of The Keyes Company.

         THEODORE J. PAPPAS (age 72), member of its Investment Committee. Mr. Pappas is Chairman of the Board of The Keyes Company. He joined The Keyes Company in 1962 as a branch sales manager and became Chairman of the Board on July 1, 1969. Under his direction, The Keyes Company grew from less than 100 sales associates to a sale force that exceeds 2,000 in 35 offices from Orlando to Miami. Mr. Pappas served on the board of directors of SunTrust Bank, N.A. until December 1995. He also previously served as director and president of numerous professional and charitable organizations, both locally and nationally.

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

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Not applicable.

ITEM 11.

EXECUTIVE COMPENSATION

(A) CASH COMPENSATION

         No direct remuneration was paid or payable by the Partnership to directors or officers (since it has no directors or officers) for the calendar year ended December 31, 1997, nor was any director's remuneration paid or payable by the Partnership to directors or officers of KPA, Inc., the Managing Partner and sponsor for the calendar year ended December 31, 1997. See: Item 8 - Financial Statements and Supplementary Data - Note 7 to the Financial Statements.

(B) COMPENSATION PURSUANT TO PLANS

         Not applicable.

(C) OTHER COMPENSATION

         Not applicable.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Managing Partner of the Partnership, or its affiliated companies, are entitled, under the Partnership Agreement, to certain commissions, concessions and incentives relating to the selling of partnership units, as well as additional fees for the management, acquisition and leasing of rental properties for the Partnership's investment portfolio. During 1995, 1996 and 1997, some of those fees were paid or were payable to the Managing Partner or its affiliates. See Item 8, Financial Statements and Supplementary Data - Note 7 to the Financial Statements, for further information regarding related party transactions.

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

                  27      Financial Data Schedule

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

         See Index to Financial Statements in Item 8, on page 12 herein.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Partnership are included:

                                                                           PAGE
                                                                           ----

         Report of Independent Certified Public Accountants ............... 13

         Balance Sheets as of December 31, 1997 and 1996................... 14

         Statements of Operations - for the years ended
            December 31, 1997, 1996 and 1995............................... 15

         Statements of Partners' Equity - for the years
            ended December 31, 1997, 1996 and 1995.................     ... 16

         Statements of Cash Flows - for the years ended
            December 31, 1997, 1996 and 1995............................... 17

         Notes to Financial Statements - December 31, 1997, 1996 and 1995.. 19

         Schedule II - Valuation and Qualifying Accounts................... 27

         Schedule III - Real Estate and Accumulated Depreciation........... 28

         Schedule IV - Mortgage Loans on Real Estate....................... 29

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of KFP 85-Ltd.:

We have audited the accompanying balance sheets of KFP 85-Ltd. (a Florida limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KFP 85-Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered recurring losses and has minimal working capital. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 8. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the partnership be unable to continue as a going concern.

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

                                                Arthur Andersen LLP

Miami, Florida,
    March 13, 1998.

                                   KFP 85-LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

ASSETS                                                                     1997                     1996
------                                                                     ----                     ----
Cash and interest-bearing deposits                                      $  210,373               $  145,585
Escrow deposits                                                             91,888                   74,532
Accounts receivable, net of allowance for
   doubtful accounts of $27,199 and $12,918
      in 1997 and 1996, respectively                                        26,644                   39,700
Mortgage notes receivable, net of allowance for
   uncollectible amounts of $14,000 and $43,673
   in 1997 and 1996, respectively                                          391,850                  324,645
Rental properties, at lower of cost or market, less
   accumulated depreciation                                              3,475,752                4,528,412
Land and land development costs, at cost less
   accumulated depreciation                                                552,839                  552,839
Prepaid expenses                                                            14,505                    7,670
Other assets, net                                                          118,178                  127,259
                                                                        ----------               ----------

         Total assets                                                   $4,882,029               $5,800,642
                                                                        ==========               ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Accounts payable                                                     $    6,895               $   25,503
   Accrued liabilities                                                     150,326                  133,543
   Tenant security deposits and other liabilities                           42,812                   59,902
   Notes and mortgages payable                                           4,456,922                5,283,168
                                                                        ----------               ----------
         Total liabilities                                               4,656,955                5,502,116
                                                                        ----------               ----------

CONTINGENCIES (Note 8)

PARTNERS' EQUITY:

   General partners                                                       (120,750)                (119,281)
   Limited partners; 8,000 limited partnership units
      authorized; 7,940 units issued and outstanding                       345,824                  417,807
                                                                        ----------               ----------
         Total partners' equity                                            225,074                  298,526
                                                                        ----------               ----------

         Total liabilities and partners' equity                         $4,882,029               $5,800,642
                                                                        ==========               ==========


               The accompanying notes to financial statements are
                    an integral part of these balance sheets.


                                   KFP 85-LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997                1996               1995
                                                               ----                ----               ----
REVENUES:
   Rental income                                           $    803,444         $  1,105,849        $ 1,068,766
   Real estate sales                                          1,047,250               81,458             87,000
   Interest income                                               31,895               29,761             30,150
   Other income                                                  54,179              166,993             44,876
                                                           ------------         ------------        -----------
            Total revenues                                    1,936,768            1,384,061          1,230,792
                                                           ------------         ------------        -----------

EXPENSES:
   Interest and financing costs                                 513,926              609,128            669,502
   Property expenses                                            256,474              368,218            401,332
   Cost of real estate sold                                     955,510               68,961             68,082
   Selling, administration and other                            108,375              200,754            245,869
   Depreciation and amortization                                175,935              254,826            274,957
                                                           ------------         ------------        -----------
            Total expenses                                    2,010,220            1,501,887          1,659,742
                                                           ------------         ------------        -----------

            Loss before extraordinary gain                      (73,452)            (117,826)          (428,950)

            Extraordinary gain                                        -               66,535                  -
                                                           ------------         ------------        -----------

            Net loss                                       $    (73,452)        $    (51,291)       $  (428,950)
                                                           ============         ============        ===========

PER UNIT AMOUNTS TO LIMITED
PARTNERS:
   Loss before extraordinary gain after
   allocations to General Partners of
   $(1,469), $(2,357) and $(8,579) in
   1997, 1996 and 1995, respectively                       $      (9.07)        $     (14.54)      $     (52.94)

   Extraordinary gain after allocations to
   General Partners of $0, $1,331 and $0
   in 1997, 1996 and 1995, respectively                               -                 8.21                  -
                                                           ------------         -------------       ------------


   Net loss after allocations to General
   Partners of $(1,469), $(1,026) and
   $(8,579) in 1997, 1996 and 1995
   respectively                                            $      (9.07)        $      (6.33)      $     (52.94)
                                                           ============         =============      ============

   Weighted average units outstanding                             7,940                7,940              7,940
                                                           ============         =============      ============


               The accompanying notes to financial statements are
                      an integral part of these statements.

                                   KFP 85-LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             GENERAL             LIMITED
                                                             PARTNERS            PARTNERS            TOTAL
                                                             --------            --------            -----

Partners' equity (deficit) December 31, 1994               $   (109,676)        $    888,443        $   778,767

Net loss - 1995                                                  (8,579)            (420,371)          (428,950)
                                                           -------------        -------------       ------------

Partners' equity (deficit) December 31, 1995                   (118,255)             468,072            349,817

Net loss - 1996                                                  (1,026)             (50,265)           (51,291)
                                                          --------------       --------------      -------------

Partners' equity (deficit) December 31, 1996                   (119,281)             417,807            298,526

Net loss - 1997                                                  (1,469)             (71,983)           (73,452)
                                                          --------------       --------------      -------------

Partners' equity (deficit) December 31, 1997              $    (120,750)       $     345,824       $    225,074
                                                          ==============       ==============      =============


               The accompanying notes to financial statements are
                      an integral part of these statements.

                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997                 1996                1995
                                                                ----                 ----                ----
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss                                                    $   (73,452)         $   (51,291)       $  (428,950)

Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities -
   Depreciation and amortization                                175,935              254,826            274,957
   Provision (credit) for doubtful accounts                     (15,392)                   -             43,673
   Extraordinary gain                                                 -              (66,535)                 -
   Gain on sale of real estate                                  (91,740)             (12,497)           (18,918)
   Interest accreted to principal on notes
      and mortgages payable                                           -                    -             30,000
   Changes in assets and liabilities -
      (Increase) decrease in escrow deposits                    (17,356)             (60,760)            59,045
      Increase in accounts receivable                            (1,225)             (10,454)                 -
      (Increase) decrease in prepaid expenses                    (6,835)              14,893              2,335
      (Increase) decrease in other assets                         8,632               (1,020)            40,134
      Decrease in accounts payable                              (18,608)             (24,155)            (5,272)
      Increase (decrease) in accrued liabilities                 16,783               (6,355)           (49,111)
      Increase (decrease) in tenant security
         deposits and other liabilities                         (17,090)               9,216            (11,346)
                                                            ------------        ------------        ------------
               Net cash provided by (used in)
                  operating activities                          (40,348)              45,868            (63,453)
                                                            ------------        ------------        ------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

   Payments received on mortgage notes                           86,468               79,778             13,067
   Capital expenditures                                               -                    -            (18,606)
   Proceeds from sale of real estate,
      net of closing costs                                       92,414                    -              8,256
                                                           ------------         ------------      -------------
               Net cash provided by
                  investing activities                          178,882               79,778              2,717
                                                            -----------         ------------       ------------



                                   (continued)

                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)

                                                                 1997                1996               1995
                                                                 ----                ----               ----
CASH FLOWS FROM FINANCING
ACTIVITIES:

   Repayment of notes and mortgages payable                   $  (73,746)        $   (48,473)      $   (56,630)
                                                              -----------        ------------      ------------

NET INCREASE (DECREASE) IN CASH
AND INTEREST-BEARING DEPOSITS                                     64,788              77,173          (117,366)

CASH AND INTEREST-BEARING
DEPOSITS, BEGINNING OF YEAR                                      145,585              68,412           185,778
                                                              ----------         -----------       -----------

CASH AND INTEREST-BEARING
DEPOSITS, END OF YEAR                                         $  210,373         $   145,585       $    68,412
                                                              ==========         ===========       ===========


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest                                     $  478,241         $   596,264       $   636,709
                                                              ==========         ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES:

   Mortgage notes receivable accepted
      on sale of property                                     $  124,000         $    71,000       $    69,000
                                                              ==========         ===========       ===========

   Purchase money mortgage loan payable
      satisfied at closing                                    $  752,500         $         -       $          -
                                                              ==========         ===========       ============



               The accompanying notes to financial statements are
                      an integral part of these statements.

                                   KFP 85-LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (a) ORGANIZATION -

     KFP 85-Ltd. (the "Partnership") was formed on June 27, 1984, by the filing of a Certificate and Agreement of Limited Partnership ("Partnership Agreement") with the Florida Department of State and commenced its offering of partnership units on November 21, 1984, the effective date of a Registration Statement filed with the Securities and Exchange Commission. The Partnership Agreement authorized the sale of 8,000 units to the public. On March 31, 1986, the Managing Partner closed the offering. The Partnership was formed to acquire, invest in, develop, operate and sell real estate and perform all other activities related or incidental thereto. The Managing General Partner of the Partnership is KPA, Inc.

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

     (e) DEFERRED FINANCING COSTS -

     As of December 31, 1997, and 1996, deferred financing costs of $52,253 and $55,046, respectively, are included in other assets in the accompanying balance sheets. The Partnership amortizes these costs on the straight-line method over the life of the related obligation. Amortization under the straight line method does not materially differ from the amount that would have been computed using the effective rate method.

     (f) REVENUE RECOGNITION -

     The Partnership recognizes income from the sale of real estate in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate".

     (g) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -

     In 1992, the Financial Accounting Standards Board issued SFAS No. 107 "Disclosure About Fair Value of Financial Instruments" for implementation by the fiscal year ended December 31, 1995, which requires disclosures of the fair value (and of the methods and assumptions to estimate fair value) of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. For the Partnership, the financial assets consist of mortgage notes receivable collateralized by warehouse units. The interest rate on these mortgages approximates market rates for such commercial mortgages with the percentage of equity held by the mortgagors. Management of the Partnership is of the opinion that these mortgage notes receivables have a fair value equivalent to book value.

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

     (j) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statements of Financial Accounting Standards Number 130, Comprehensive Income ("SFAS 130"), and Number 131, Disclosures about Segments of an Enterprise ("SFAS 131"). The Partnership is required to adopt these statements in 1998. SFAS 130 establishes standards for reporting comprehensive income and SFAS 131 establishes standards for reporting information about operating segments. Management does not believe that the adoption of SFAS 130 and 131 will have a significant impact on the Partnership's financial statements or related disclosures.

     (k) THE YEAR 2000 ISSUE (UNAUDITED)

     The Partnership does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. Although the Partnership believes that the information systems of its major vendors (insofar as they relate to the Partnership's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information systems of the Partnership's major vendors as they relate to the Partnership's business, or that any such impact of a major vendor's information system would not have a material adverse effect on the Partnership.

(2) CASH AND INTEREST-BEARING DEPOSITS:

     Keyes Asset Management, Inc. an affiliate of the Managing General Partner and the management agent for the Partnership's properties, maintains certain bank accounts on behalf of the Partnership. These amounts are included in cash and interest-bearing deposits in the accompanying balance sheets. At December 31, 1997 and 1996, $179,417 and $114,731, respectively, was held in such accounts and $30,705 and $30,104, respectively, was held in interest-bearing accounts.

(3) MORTGAGE NOTES RECEIVABLE:

     Mortgage notes receivable, arising from the sale of real estate inventory, have stated interest rates ranging from 7.9% to 10%.

     In 1997, four mortgages totaling $124,000 were accepted in exchange for a portion of the sales price of four units. These mortgages are due in 2002.

     At December 31, 1997, annual maturities of mortgage notes receivable are as follows:

                  YEAR ENDING DECEMBER 31                           AMOUNT
                  -----------------------                           ------

                  1998                                             $125,020
                  1999                                               46,330
                  2000                                               70,329
                  2001                                               72,817
                  2002                                               91,354
                                                                   --------
                                                                    405,850

                  Less allowance for uncollectible amounts          (14,000)
                                                                   --------
                                                                   $391,850
                                                                   ========

(4) RENTAL PROPERTIES, LAND AND LAND DEVELOPMENT:

     Rental properties, land and land development are as follows as of December 31, 1997 and 1996:

          RENTAL PROPERTIES                       1997                 1996
          -----------------                       -----                ----
          Northpark Commerce Center             $ 5,546,524         $ 5,546,524
          Charlotte Commerce Center                       -           1,075,913
          LeJeune Industrial Park                         -             179,715
                                                -----------         -----------
                                                  5,546,524           6,802,152
          Less accumulated depreciation          (2,070,772)         (2,273,740)
                                                -----------         -----------

                                                $ 3,475,752         $ 4,528,412
                                                ===========         ===========

                                                   1997               1996
                                                   ----               ----

          LAND AND LAND DEVELOPMENT

          Commercial Boulevard Center          $    575,206        $    575,206
          Less accumulated depreciation             (22,367)            (22,367)
                                               ------------        ------------

                                               $    552,839        $    552,839
                                               ============        ============


     The LeJeune Industrial Park rental property was originally built by the Partnership as nineteen condominium units for sale. Fifteen of those units were sold in prior years. During 1997, the remaining four units were sold.

(5) NOTES AND MORTGAGES PAYABLE:

     Notes and mortgages payable at December 31, 1997 and 1996 are as follows:

                                                                               1997              1996
                                                                               -----             ----
         Mortgage loan secured by Northpark Commerce
         Center, bearing interest at 10.375%, payable in
         monthly installments of $44,525 representing
         principal and interest, due May 1, 2017.                           $4,456,922        $4,524,933

         Purchase money mortgage secured by Charlotte
         Commerce Center, bearing interest at 9%, payable
         in monthly installments of $5,644 representing
         interest only, paid January 31, 1997.                                       -           752,500

         Obligation under capital lease due in monthly
         installments of $538 representing principal and
         interest at 18%.                                                            -             5,735
                                                                            ----------        ----------

                                                                            $4,456,922        $5,283,168
                                                                            ==========        ==========

     During 1993, the Partnership entered into a loan modification agreement with the mortgage lender for Charlotte Commerce Center. The agreement extended the maturity of the loan to June 30, 1996. A further modification was made which extended the maturity date to January 1, 1997, and then to March 31, 1997. During 1997, the Charlotte Commerce Center was sold and the purchase money mortgage obligation was paid at closing.

     Upon six months prior notice, the Northpark Commerce Center lender may call the mortgage note at any time after April 1, 1999.

     At December 31, 1997, annual maturities of notes and mortgages payable are as follows:

                  YEAR ENDING DECEMBER 31                               AMOUNT
                  -----------------------                               ------

                  1998                                            $     75,414
                  1999                                                  83,621
                  2000                                                  92,721
                  2001                                                 102,812
                  2002                                                 114,000
                  Thereafter                                         3,988,354
                                                                  ------------

                                                                   $ 4,456,922
                                                                   ===========

 (6) DISPOSITIONS:

     During 1997, the Partnership sold four condominium warehouse units located at LeJeune Industrial Park for a total of $155,000. The net book value of the units was $129,567, selling expenses were $13,062 and the resulting gain was $12,371. The Partnership accepted four purchase money mortgage notes in the amount of $124,000. These notes are secured by the units and bear interest at an annual rate of 8%.

     The Partnership also sold Charlotte Commerce Center in 1997 for a selling price of $892,250. The net book value of the Center was $747,608, selling expenses were $65,273 and the resulting gain was $79,369.

     The cash remaining from these closings, after payment of normal and customary closing costs, expenses of sale, outstanding purchase money mortgage balance, accrued interest and other pro-rata items, was retained by the Partnership in its general funds and was used for operating expenses and other current obligations.

(7) RELATED PARTY TRANSACTIONS:

     During 1997, 1996 and 1995, leasing commissions of $24,752, $68,556 and $41,887, respectively, were paid to Keyes Asset Management, Inc. in connection with the securing of tenants for various of the respective leases. The unamortized portions of leasing commissions to Keyes Asset Management, Inc. ($44,900 in 1997 and $51,577 in 1996) are included in other assets in the accompanying balance sheets and are being amortized on a straight-line basis over the life of the related lease.

     Property management fees paid to Keyes Asset Management, Inc. for management of certain Partnership properties totaled $35,490, $54,657 and $57,338 for the years ended December 31, 1997, 1996 and 1995, respectively, and are included in property expenses in the accompanying statements of operations.

     On January 31, 1997, the Partnership paid a selling commission of $26,767 to Keyes Asset Management, Inc. in conjunction with the sale of Charlotte Commerce Center. On July 11, 1997, the Partnership paid a selling commission of $9,300 to Keyes Asset Management, Inc. in conjunction with the sale of four condominium units at LeJeune Industrial Park. These amounts are included in the cost of real estate sold in the accompanying statements of operations.

     At December 31, 1997 and 1996, companies affiliated with the Managing General Partner were due $58,457 for office and equipment rental. Amounts due are non-interest bearing and are included in accrued liabilities in the accompanying balance sheets.

     At December 31, 1997 and 1996, The Keyes Company was due $342 and $3,522, respectively, for various transactions, which are included in accounts payable in the accompanying balance sheets.

(8) GOING CONCERN ISSUES AND LIQUIDITY:

     As shown in the accompanying financial statements, the Partnership has sustained significant losses in each of the last three fiscal years. Cash was used in the operations of the Partnership amounting to $40,348 in 1997. Cash and interest-bearing deposits on hand at December 31, 1997 is estimated to be sufficient to pay the Partnership's current accounts payable and accrued liabilities and the Partnership has escrow balances of $91,888 available to pay future real estate taxes and property insurance. The Partnership projects a net loss from operations for 1998. The Partnership's plan for addressing its cash flow and recurring losses includes continuing to closely evaluate each property's budget and cash flow projections over the next twelve months and evaluating the marketability of the properties.

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

(10) ALLOCATIONS OF TAXABLE INCOME:

     Under terms of the Partnership Agreement, gains from the sale or disposition of partnership property are to be allocated: (a) first to those partners with negative balances in their capital accounts, pro-rata, to the extent of the negative balances; (b) second, up to 2% to the general partners depending on the aggregate amount of their capital accounts; and
     (c) third, the balance, if any, to the limited partners. In each of the previous years which ended through December 31, 1997, the General Partners elected to waive their right to receive the allocated share of gains which would have eliminated the negative balances in their capital accounts. Instead, the General Partners have elected to receive allocations of gains, if any, from the future sale of the properties which remain in the Partnership's investment portfolio at December 31, 1997.

                                                                     SCHEDULE II

                                               KFP 85-LTD.
                                    VALUATION AND QUALIFYING ACCOUNTS

                              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                           UNCOLLECTIBLE
                                                            CHARGED           AMOUNTS
                                         BALANCE AT       (CREDITED)          CHARGED         BALANCE AT
                                         BEGINNING       TO COSTS AND         AGAINST             END
DESCRIPTION                              OF PERIOD         EXPENSES          ALLOWANCE         OF PERIOD
-----------                              ---------         --------          ---------         ---------
YEAR ENDED DECEMBER 31, 1997
----------------------------

Deducted from the balance
sheet caption "Accounts
receivable" - allowance for
uncollectible accounts                      $12,918         $  14,281      $         0            $27,199

Deducted from the balance
sheet caption "Mortgage
notes receivable" -
allowance for uncollectible
amounts                                     $43,673         $ (29,673)     $         0            $14,000

YEAR ENDED DECEMBER 31, 1996
----------------------------

Deducted from the balance
sheet caption "Accounts
receivable" - allowance for
uncollectible accounts                      $12,918         $       0      $         0            $12,918

Deducted from the balance
sheet caption "Mortgage
notes receivable" -
allowance for uncollectible
amounts                                     $43,673         $       0      $         0            $43,673

                                                                    SCHEDULE III

                                   KFP 85-LTD.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997


                                                                                COST CAPITALIZED SUBSEQUENT
                                            INITIAL COST TO PARTNERSHIP                TO ACQUISITION
                                        ---------------------------------------------------------------------------
                                                               BUILDINGS
                                                                  AND                                CARRYING
DESCRIPTION                 ENCUMBRANCES       LAND           IMPROVEMENTS       IMPROVEMENTS          COSTS
-------------------------------------------------------------------------------------------------------------------
Northpark Commerce
Center
Orlando, Florida            $4,456,922         $534,786        $4,826,868           $184,870      $         -


Commercial Blvd.
Center
Lauderhill, Florida         -                   422,542        -                     146,853            5,811
                    -----------------------------------------------------------------------------------------------
                            $4,456,922         $957,328        $4,862,868           $331,723           $5,811
                       ===============     =============    ===============     ===============    =============




                           GROSS AMOUNT AT WHICH CARRIED
                                AT CLOSE OF PERIOD                                                                   LIFE ON WHICH
                   ---------------------------------------------                                                      DEPRECIATION
                                         BUILDINGS                                                                  IN LATEST INCOME
                                            AND                     ACCUMULATED        DATE OF         DATE          STATEMENT IS
DESCRIPTION              LAND          IMPROVEMENTS     TOTAL       DEPRECIATION    CONSTRUCTION     ACQUIRED         COMPUTED
------------------------------------------------------------------------------------------------------------------------------------

Northpark Commerce
Center
Orlando, Florida       $534,786         $5,011,738    $5,546,524     $2,070,772        1983          Nov. 1985         30 Years


Commercial Blvd.
Center
Lauderhill, Florida     552,839             22,367       575,206         22,367         N/A          June 1985          5 Years
                    -----------------------------------------------------------
                     $1,087,625         $5,034,105    $6,121,730     $2,093,139
                    ===========    ===============    ==========  =============

(1) A reconciliation of the total amount which real estate was carried at the beginning of the period to the total amount at the end of the period is as follows:

Balance at beginning of period                                $7,377,358
Acquisitions and improvements                                          -
Cost of real estate sold                                      (1,255,628)
                                                         ---------------
Balance at end of period                                      $6,121,730
                                                         ===============

(2) A reconciliation of accumulated depreciation from the beginning of the period to the end of the period is as follows:

Balance at beginning of period                                $2,296,107
Depreciation charged to expense                                  175,935
Depreciation from sales                                         (378,903)
                                                         ---------------
Balance at end of period                                      $2,093,139
                                                         ===============

                                                                     SCHEDULE IV

                                   KFP 85-LTD.
                          MORTGAGE LOANS ON REAL ESTATE
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                   PRINCIPAL
                                                                                                AMOUNT OF LOANS
                                                                                                   SUBJECT TO
                                                                                                   DELINQUENT
                                                                  ORIGINAL                         PRINCIPAL/
                                                   FINAL            FACE           CARRYING         INTEREST
                                                 MATURITY         AMOUNT OF       AMOUNT OF         --------
DESCRIPTION AND INTEREST RATE                      DATE           MORTGAGES       MORTGAGES
-----------------------------                      ----           ---------       ---------
First mortgage notes issued in                  Mortgages
connection with sales of LeJeune                mature
June Industrial Park warehouse                  beginning in
units, with interest rates                      1993 through
ranging from 7.9% to 10%                        2002            $ 623,225          $ 391,850          $  36,500


A reconciliation of the carrying amount of mortgage loans from the beginning of the period to the end of the period is as follows:

                                                       1997              1996
                                                       ----              ----
Balance at beginning of period                       $ 324,645       $ 333,223

Additions during period -- New
mortgage loans                                         124,000          71,200

Allowance for uncollectible
amounts                                                 29,673               0

Collections of principal                               (86,468)        (79,778)
                                                     ---------       ---------
Balance at the end of period                         $ 391,850       $ 324,645
                                                     =========       =========

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KFP 85-LTD.
                                        (Registrant)

                                         By:      KPA, Inc.

                                                  Managing General Partner

Date: May 19, 1998                       By:      /S/ FRED STANTON SMITH
                                                  ----------------------
                                                  Fred Stanton Smith,
                                                  President and Principal
                                                  Executive Officer


Date: May 19, 1998                       By:      /S/ TIMOTHY D. PAPPAS
                                                  ----------------------
                                                  Timothy D. Pappas,
                                                  Secretary and Treasurer and
                                                  Principal Accounting Officer

Date: May 19, 1998                       By:      /S/ TIMOTHY D. PAPPAS
                                                  ----------------------
                                                  Timothy D. Pappas,
                                                  General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: May 19, 1998                       By:      /S/ FRED STANTON SMITH
                                                  ----------------------
                                                  Fred Stanton Smith,
                                                  Director of the Managing
                                                  General Partner

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------

27                         Financial Data Schedule