Form 10-Q
period 1998-03-31
KFP 85 LTD
filed 1998-05-20
CIK 755872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                         Commission file number 2-93874

                                   KFP 85-LTD.
             (Exact name of registrant as specified in its charter)

       FLORIDA                                           59-2433930
(State of organization)                     (I.R.S. employer identification no.)


          ONE SOUTHEAST THIRD AVENUE, 11TH FLOOR, MIAMI, FLORIDA 33131 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code   (305) 371-3592

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                            Yes     X   No

                                   KFP 85-LTD.

                                      INDEX

PART I - FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

         Item 1 - Financial statements (unaudited):
             Balance Sheets
                March 31, 1998 and December 31, 1997...................   3

             Statements of Operations
                For the three months ended March 31, 1998 and 1997.....   4

             Statement of Partners' Equity
                For the three months ended March 31, 1998..............   5

             Statements of Cash Flows
                For the three months ended March 31, 1998 and 1997.....   6

             Notes to Financial Statements.............................   8

         Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................  10

PART II - OTHER INFORMATION

             Items 1 through 6.........................................  12

             Signatures................................................  13

                                   KFP 85-LTD.
                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                              March 31,
                                                                1998                     December 31,
ASSETS                                                       (UNAUDITED)                    1997
------                                                       -----------                    ----
Cash and interest-bearing deposits                           $   210,747                  $   210,373
Escrow deposits                                                  129,573                       91,888
Accounts receivable, net of allowance
   for doubtful accounts of $35,078 and
   $27,199 in 1998 and 1997,
   respectively                                                   32,034                       26,644
Mortgage notes receivable, net of
   allowance for uncollectible amounts
   of $14,000 in 1998 and 1997                                   388,663                      391,850
Rental properties, at lower of cost or
   market, less accumulated depreciation                       3,432,696                    3,475,752
Land and land development, at cost
   less accumulated depreciation                                 552,839                      552,839
Other assets                                                     122,767                      132,683
                                                             -----------                  -----------

            Total assets                                     $ 4,869,319                  $ 4,882,029
                                                             ===========                  ===========

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
   Accounts payable                                          $    15,101                  $     6,895
   Accrued liabilities                                           182,396                      150,326
   Tenant security deposits                                       47,268                       42,812
   Note and mortgage payable                                   4,438,792                    4,456,922
                                                             -----------                  -----------
            Total liabilities                                  4,683,557                    4,656,955
                                                             -----------                  -----------

CONTINGENCIES (Note 5)

PARTNERS' EQUITY:
   General partners                                             (121,536)                    (120,750)
   Limited partners; 8,000 limited
      partnership units authorized;
      7,940 units issued and outstanding                         307,298                      345,824
                                                             -----------                  -----------
            Total partners' equity                               185,762                      225,074
                                                             -----------                  -----------
            Total liabilities and
                partners' equity                              $4,869,319                   $4,882,029
                                                              ==========                   ==========



              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                                   KFP 85-LTD.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                1998                         1997
                                                                ----                         ----
REVENUES:
     Rental income                                           $     211,972                $    226,568
     Real estate sales                                                   -                     892,250
     Interest income                                                 9,011                       9,379
     Other income                                                    9,092                      36,944
                                                             -------------                ------------
         Total revenues                                            230,075                   1,165,141
                                                             -------------                ------------

EXPENSES:
     Interest and financing costs                                  115,987                     124,233
     Property expenses                                              76,326                      70,257
     Cost of real estate sold                                            -                     812,881
     Selling, administration and other                              34,018                      30,345
     Depreciation and amortization                                  43,056                      47,740
                                                             -------------                ------------
         Total expenses                                            269,387                   1,085,456
                                                             -------------                ------------
         Net income (loss)                                   $     (39,312)               $     79,685
                                                             =============                ============

PER UNIT AMOUNTS TO LIMITED
PARTNERS:

     Net income (loss) after allocations
     to General Partners of $(786) and
     $1,594, respectively                                    $       (4.85)               $       9.84
                                                             =============                ============

      Weighted average units outstanding                             7,940                       7,940
                                                             =============                ============



              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                          STATEMENT OF PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                     GENERAL        LIMITED
PARTNERS' EQUITY (DEFICIT)           PARTNERS       PARTNERS         TOTAL
--------------------------           --------       --------         -----

December 31, 1997                   $(120,750)        $345,824        $225,074

Net loss                                 (786)         (38,526)        (39,312)
                                    ---------         --------        --------

March 31, 1998                      $(121,536)        $307,298        $185,762
                                    =========         ========        ========



              The accompanying notes to financial statements are an
                        integral part of this statement.

                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                         1998                  1997
                                                                         ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $(39,312)           $  79,685
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     Operating activities-
        Depreciation and amortization                                     43,056               47,740
        Gain on sale of real estate                                            -              (79,369)
         Provision for doubtful accounts                                   7,879                    -
        Changes in assets and liabilities:
           Increase in escrow deposits                                   (37,685)             (62,090)
           (Increase) decrease in accounts receivable                    (13,269)              10,259
           Decrease in other assets                                        9,916                5,326
           Increase (decrease) in accounts payable                         8,206              (19,538)
           Increase in accrued liabilities                                32,070               12,615
           Increase (decrease) in tenant security
              deposits                                                     4,456              (10,757)
                                                                        --------            ----------
                 Net cash provided by (used in)
                    Operating activities                                  15,317              (16,129)
                                                                        --------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on mortgage notes                                   3,187                2,776
     Proceeds from sale of real estate, net of
        closing costs                                                          -               74,476
                                                                        --------            ---------
                 Net cash provided by investing activities                 3,187               77,252
                                                                        --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of  notes and mortgages payable                           (18,130)             (22,085)
                                                                        ---------           ----------

NET INCREASE IN CASH AND
     INTEREST-BEARING DEPOSITS                                               374               39,038

CASH AND INTEREST-BEARING DEPOSITS,
     BEGINNING OF THE PERIOD                                             210,373              145,585
                                                                        --------            ---------

CASH AND INTEREST-BEARING DEPOSITS,
     END OF THE PERIOD                                                  $210,747            $ 184,623
                                                                        ========            =========



                                   (Continued)

                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                                   (Continued)

                                                   1998                  1997
                                                   ----                  ----

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
     Cash paid for interest                       $115,446             $129,177
                                                  ========             ========


SUPPLEMENTAL DISCLOSURE OF
NONCASH FINANCING ACTIVITIES:

     Purchase money mortgage loan
        satisfied at closing                      $      -             $752,500
                                                  ========             ========






              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION:

The balance sheet as of December 31, 1997, which has been derived from audited statements, and the unaudited interim financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's annual report on Form 10-K as of December 31, 1997.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Partnership as of March 31, 1998 and December 31, 1997, the results of operations for the three-month periods ended March 31, 1998 and 1997, partners' equity for the three-month period ended March 31, 1998 and cash flows for the three-month periods ended March 31, 1998 and 1997.

(2) RELATED PARTY TRANSACTIONS:

Property management fees paid to Keyes Asset Management, Inc. for management of various rental properties, totaled $8,250 and $9,740 for the three months ended March 31, 1998 and 1997, respectively, and are included in property expenses in the accompanying statements of operations.

During the three months ended March 31, 1998 and 1997, $3,347 and $6,878, respectively, was paid to Keyes Asset Management, Inc. representing commissions for leasing vacant space at various rental properties. These amounts are included in other assets in the accompanying balance sheets and the amount of leasing commissions paid are amortized over the respective life of each lease.

On January 31, 1997, the Partnership paid a selling commission of $26,767 to Keyes Asset Management, Inc. in conjunction with the sale of Charlotte Commerce Center, one of the commercial properties in the Partnership's investment portfolio. This amount is included in the cost of real estate sold in the accompanying statements of operations.

(3) NOTE AND MORTGAGE PAYABLE:

Note and mortgage payable was as follows:

                                                     March 31,     December 31,
                                                        1998           1997
                                                        ----           ----

Mortgage loan secured by Northpark Commerce
Center, bearing interest at 10.375%, payable in
monthly installments of $44,525 representing
principal and interest, due May 1, 2017.              $4,438,792      $4,456,922
                                                      ==========      ==========


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

(5) LIQUIDITY:

The Partnership sustained significant losses in each of the last three fiscal years. Operations of the Partnership provided cash of $15,317 during the three months ended March 31, 1998. As of March 31, 1998, cash and interest-bearing deposits were estimated to be sufficient to pay the Partnership's current accounts payable and accrued liabilities. The Partnership also had escrow balances of $129,573 available to pay future real estate taxes and property insurance.

                                   KFP 85-LTD.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

During the quarter ended March 31, 1998, the Partnership's cash and interest-bearing deposits increased by $374 compared to an increase of $39,038 for the first quarter of 1997. The larger increase in cash and interest-bearing deposits for 1997 was primarily attributable to the sale of Charlotte Commerce Center in January 1997.

Net cash provided by operations during the first quarter of 1998 amounted to $15,317 compared to $16,129 used in operations in the first quarter of 1997. The increase in cash provided by operations in 1998 was primarily attributable to a smaller amount of funds being deposited into the escrow account. During the first quarter of 1998, $37,685 of operating cash was used to increase escrow deposits compared to $62,090 in 1997. The Partnership's escrow deposits may be used to pay future real estate taxes and insurance for Northpark Commerce Center. The increase in cash provided by operations in 1998 was also affected by changes in tenant security deposits and accounts payable. In 1997, tenant security deposits of $10,757 were paid to the purchaser of Charlotte Commerce Center while in 1998 the Partnership received $4,456 of security deposits from tenants of Northpark Commerce Center. In 1997, accounts payable declined by $19,538 compared to an increase of $8,206 in 1998.

There were no cash distributions to partners during the first quarter of 1998 or 1997.

Principal payments of the Northpark Commerce Center note and mortgage totaled $18,130 during the first quarter of 1998. During the quarter ended March 31, 1997, principal payments of notes and mortgages amounted to $22,085, excluding the payoff of the Charlotte Commerce Center mortgage of $752,500 which took place at closing. For the remainder of 1998, the Partnership anticipates it will make principal payments from the Partnership's general funds of approximately $57,300 on the Northpark note and mortgage.

The Partnership does not intend to acquire any additional properties for its investment portfolio. From time to time, the Partnership may be required to make certain tenant improvements at Northpark Commerce Center in order to retain or attract tenants to space that is vacant.

Other than those items discussed above, the Partnership does not anticipate any material changes to its financial condition during the remainder of 1998.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and other income, when combined, decreased approximately 16% in the first quarter of 1998 compared to the same period of 1997. This decline was primarily attributable to the disposal of two rental properties: Charlotte Commerce Center which closed in the first quarter of 1997; and four condominium warehouse units at LeJeune Industrial Park which closed in the third quarter of 1997.

Interest income declined slightly during the first quarter of 1998 compared to the same period in 1997. The small decline in interest income was due primarily to a decrease in mortgage notes receivable balances. In prior years, mortgage notes were accepted when the Partnership sold LeJeune Industrial Park condominium units and interest earned on mortgage balances decline as principal payments are received by the Partnership.

Partnership expenses, excluding cost of real estate sold, decreased in the first quarter of 1998 from 1997 levels primarily due to the sales in 1997 of Charlotte Commerce Center and LeJeune Industrial Park. This decrease was partially offset by approximately $16,000 of costs incurred in the first quarter of 1998 for planned improvements and repairs to the paved areas at Northpark Commerce Center.

During the first quarter of 1997, the Partnership sold Charlotte Commerce Center for $892,250. After taking into consideration the Center's net book value of $747,608 and selling expenses of $65,273, the Partnership realized a net gain of $79,369 in the first quarter of 1997. There were no comparable sales of Partnership property during the first quarter of 1998.

The Partnership intends to actively market the sale of the properties remaining in its investment portfolio. It is not known if, or when, prospective purchasers might be obtained for any or all of its properties. Until such time as the properties are sold and closed, the properties will continue to be leased and operated by the Partnership.

For the three remaining quarters of 1998, the Partnership anticipates that revenues and expenses will continue to be lower when compared to the same periods of 1997. However, for the remainder of 1998, the Partnership does not anticipate that revenues or expenses will vary materially from the first three months.

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

Date:    MAY 20, 1998            By:       /S/ TIMOTHY D. PAPPAS
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