Form 10-Q
period 1998-06-30
KFP 85 LTD
filed 1998-08-11
CIK 755872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       JUNE 30, 1998
                              ------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________


                         Commission file number 2-93874


                                   KFP 85-LTD.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     FLORIDA                                            59-2433930
----------------------                      -----------------------------------
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

         Item 1 - Financial statements (unaudited):
             Balance Sheets
                June  30, 1998 and December 31, 1997........................................3

             Statements of Operations
                For the three and six months ended June 30, 1998 and 1997...................4

             Statement of Partners' Equity
                For the six months ended June  30, 1998.....................................5

             Statements of Cash Flows
                For the six months ended June 30, 1998 and 1997.............................6

             Notes to Financial Statements..................................................8

         Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................................10


PART II - OTHER INFORMATION

             Items 1 through 6 ............................................................13

             Signatures....................................................................14

                                       2


                                   KFP 85-LTD.
                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                                              June 30,
                                                                1998                     December 31,
ASSETS                                                       (UNAUDITED)                     1997
------                                                       -----------                     ----
Cash and interest-bearing deposits                         $     194,748                $     210,373
Escrow deposits                                                  161,621                       91,888
Accounts receivable, net of allowance
   for doubtful accounts of $39,050
   and $27,199 in 1998 and 1997,
   respectively                                                   10,126                       26,644
Mortgage notes receivable, net of
   allowance for uncollectible amounts
   of $14,000 in 1998 and 1997                                   385,622                      391,850
Rental properties, at lower of cost or
   market, less accumulated depreciation                       3,389,640                    3,475,752
Land and land development, at cost
   less accumulated depreciation                                 552,839                      552,839
Other assets                                                     119,265                      132,683
                                                              ----------                   ----------

            Total assets                                      $4,813,861                   $4,882,029
                                                              ==========                   ==========

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
   Accounts payable                                        $      26,685                  $     6,895
   Accrued liabilities                                           180,470                      150,326
   Tenant security deposits                                       32,659                       42,812
   Mortgage payable                                            4,420,189                    4,456,922
                                                              ----------                   ----------
            Total liabilities                                  4,660,003                    4,656,955
                                                              ----------                   ----------

CONTINGENCIES (Note 5)

PARTNERS' EQUITY:
   General partners                                             (122,174)                    (120,750)
   Limited partners; 8,000 limited
      partnership units authorized;
      7,940 units issued and outstanding                         276,032                      345,824
                                                              ----------                   ----------
            Total partners' equity                               153,858                      225,074
                                                              ----------                   ----------
            Total liabilities and
                partners' equity                              $4,813,861                   $4,882,029
                                                              ==========                   ==========

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.


                                   KFP 85-LTD.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                 THREE MONTHS                        SIX MONTHS
                                                 ------------                        ----------
                                            1998              1997             1998              1997
                                            ----              ----             ----              ----
REVENUES:
   Rental income                           $ 211,239        $ 189,476         $ 423,211        $ 416,044
   Real estate sales                               -                -                 -          892,250
   Interest income                             7,549            5,039            16,560           14,418
   Other income                                  103              118             9,195           37,062
                                           ---------        ---------          --------        ---------

            Total revenues                   218,891          194,633           448,966        1,359,774
                                           ---------        ---------          --------        ---------

EXPENSES:
   Interest and financing costs              115,509          117,495           231,496          241,728
   Property expenses                          55,772           85,078           132,098          155,337
   Cost of real estate sold                        -                -                 -          812,881
   Selling, administration
      and other                               36,458           20,473            70,476           50,818
   Depreciation and
      amortization                            43,056           51,267            86,112           99,006
                                           ---------        ---------          --------        ---------

            Total expenses                   250,795          274,313           520,182        1,359,770
                                           ---------        ---------          --------        ---------

            Net income (loss)              $ (31,904)       $ (79,680)         $(71,216)       $       4
                                           =========        =========          ========        =========

PER UNIT AMOUNTS TO LIMITED PARTNERS:

Net income (loss) after
   allocations to general
   partners of  $(638),
   $(1,594), $(1,424) and
   $0, respectively                        $   (3.94)      $    (9.83)         $  (8.79)       $    0.00
                                           =========       ==========          ========        =========

Weighted average units
  outstanding                                  7,940            7,940             7,940            7,940
                                           =========       ==========          ========        =========

              The accompanying notes to financial statements are an
                       integral part of these statements.


                                   KFP 85-LTD.
                          STATEMENT OF PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                 General               Limited
Partners' Equity (Deficit)                       Partners              Partners                 Total
--------------------------                       --------              --------                 -----
December 31, 1997                                 $(120,750)             $345,824              $225,074

Net loss                                             (1,424)              (69,792)              (71,216)
                                                  ----------             --------              --------

June 30, 1998                                     $(122,174)             $276,032              $153,858
                                                  ==========             ========              ========

              The accompanying notes to financial statements are an
                       integral part of these statements.


                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                         1998                  1997
                                                                         ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $ (71,216)         $         4
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities-
        Depreciation and amortization                                     86,112               99,006
        Gain on sale of real estate                                            -              (79,369)
        Provision for doubtful accounts                                   11,851                    -
        Changes in assets and liabilities:
           Increase in escrow deposits                                   (69,733)             (49,326)
           Decrease in accounts receivable                                 4,667               10,258
           Decrease in other assets                                       13,418               10,080
           Increase (decrease) in accounts payable                        19,790              (18,578)
           Increase in accrued liabilities                                30,144               10,990
           Decrease in tenant security deposits                          (10,153)             (11,557)
                                                                       ----------           ----------
                 Net cash provided by (used in)
                    operating activities                                  14,880              (28,492)
                                                                       ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on mortgage notes                                   6,228                6,585
     Proceeds from sale of real estate, net of
        closings costs                                                         -               74,477
                                                                       ----------           ---------
                 Net cash provided by investing activities                 6,228               81,062
                                                                       ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of  mortgage payable                                      (36,733)             (38,863)
                                                                       ----------           ----------

NET INCREASE (DECREASE) IN CASH AND
     INTEREST-BEARING DEPOSITS                                           (15,625)              13,707

CASH AND INTEREST-BEARING DEPOSITS,
     BEGINNING OF THE PERIOD                                             210,373              145,585
                                                                       ----------            --------

CASH AND INTEREST-BEARING DEPOSITS,
     END OF THE PERIOD                                                  $194,748             $159,292
                                                                        =========            ========

                                   (Continued)


                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                   (Continued)

                                                                         1998                  1997
                                                                         ----                  ----

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest                                               $230,417               $245,974
                                                                        ========               ========

SUPPLEMENTAL DISCLOSURE OF
NONCASH FINANCING ACTIVITIES:

     Purchase money mortgage loan
        satisfied at closing                                           $       -               $752,500
                                                                       =========               ========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                  KFP 85-LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 1998 and December 31, 1997, the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997, partners' equity for the six-month period ended June 30, 1998, and cash flows for the six-month periods ended June 30, 1998 and 1997.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities through the ordinary course of business. The Partnership has sustained significant recurring losses and has experienced liquidity difficulties. Should the Partnership be unable to meet its debt service requirements, the Partnership may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

(2) RELATED PARTY TRANSACTIONS:

Property management fees paid to Keyes Asset Management, Inc. for management of various rental properties totaled $8,250 and $8,260 for the three months ended June 30, 1998 and 1997, respectively, $16,500 and $18,000 for the six months ended June 30, 1998 and 1997, respectively, and are included in property expenses in the accompanying statements of operations.

Commissions paid to Keyes Asset Management, Inc. for leasing vacant space at various rental properties totaled $9,431 and $791 for the three months ended June 30, 1998 and 1997, respectively, and $12,778 and $7,669 for the six months ended June 30, 1998 and 1997, respectively. These amounts are included in other assets in the accompanying balance sheets. The leasing commissions paid are amortized over the respective life of each lease.

On January 31, 1997, the Partnership paid a selling commission of $26,767 to Keyes Asset Management, Inc. in conjunction with the sale of Charlotte Commerce Center, one of the commercial properties in the Partnership's investment portfolio. This amount is included in the cost of real estate sold in the accompanying statements of operations.

(3) MORTGAGE PAYABLE:

                                                                    June 30,              December 31,
                                                                      1998                    1997
                                                                      ----                    ----
Mortgage loan secured by Northpark Commerce
Center, bearing interest at 10.375%, payable in
monthly installments of $44,525 representing
principal and interest, due May 1, 2017.                            $4,420,189               $4,456,922
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

 (5) CONTINGENCIES:

The Partnership sustained significant losses in each of the last three calendar years. Operations of the Partnership provided cash of $14,880 during the six months ended June 30, 1998. As of June 30, 1998, cash and interest-bearing deposits were estimated to be sufficient to pay the Partnership's current accounts payable and accrued liabilities, exclusive of the current portion of the mortgage loan payable. The Partnership also had an escrow balance of $161,621 which is available to pay future real estate taxes that are included as part of accrued liabilities.

                                   KFP 85-LTD.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and interest-bearing deposits decreased by $15,625 during the six months ended June 30, 1998 compared to an increase of $13,707 during the same period in 1997. The increase in cash and interest-bearing deposits for 1997 was primarily attributable to the sale of Charlotte Commerce Center in January 1997.

During the six months ended June 30, 1998, cash of $14,880 was provided by operations compared to cash of $28,492 used in operations during the six months ended June 30, 1997. For the three months ended June 30, 1998 and 1997, cash of $437 and $12,363, respectively, was used in operations. The reason that cash was provided by operations in 1998 compared to cash used in 1997 was primarily attributable to payments of certain accounts payable and accrued expenses made in 1997 which were related to properties which were sold. There were no similar payments required in 1998.

The Partnership's balance of funds held in escrow increased by $32,048 and $69,733 during the three and six months ended June 30, 1998, respectively. During the three months ended June 30, 1997 funds held in escrow decreased by $12,764 while increasing by $49,326 during the six months ended June 30, 1997. The Partnership's escrow deposits are held by an escrow agent designated by the mortgage lender for Northpark Commerce Center. A portion of these funds are held in escrow for payment of future real estate taxes, property improvements and/or property insurance related to Northpark and, from time-to-time based upon certain conditions, escrowed funds are released into the Partnership's general funds.

There were no cash distributions to partners during the first six months of 1998 or 1997.

Principal payments of the Northpark Commerce Center mortgage totaled $18,603 and $36,733 during the three and six months ended June 30, 1998, respectively. During the same periods of 1997, principal payments of the mortgage totaled $16,778 and $38,863, respectively, excluding the payoff of the Charlotte Commerce Center mortgage of $752,500 which took place at closing. For the remainder of 1998, the Partnership anticipates it will make principal payments from the Partnership's general funds of approximately $38,700 on the Northpark mortgage loan.

The Partnership does not intend to acquire any additional properties for its investment portfolio. At various times, however, the Partnership may be required to provide certain improvements at Northpark Commerce Center in order to retain or attract tenants to space that is vacant. While the cost of future tenant improvements, if any, is not known, the Partnership does not anticipate that the required costs will be material.

In June 1998, the Partnership received notice that the tenant at its Commercial Boulevard Center, located in the city of Lauderhill, Broward County, Florida, filed for voluntary bankruptcy under Chapter 11 of the United States Bankruptcy Code. As provided under the Code, the Bankruptcy Court allowed the tenant, Long John Silver's Restaurants, to reject (terminate) the existing land lease with the Partnership. The original term of the land lease was twenty years and was scheduled to end on February 28, 2007. The annual rent in effect at the time of rejection was approximately $35,000 plus a pro-rata share of the parcel's real estate taxes which approximated $8,500. During 1998, the tenant paid rent through May and its pro-rata share of 1997 real estate taxes.

In February 1987, at its own cost and expense, the tenant constructed a free-standing restaurant building on the Partnership's property. As a result of the tenant's rejection of the Partnership's lease agreement, this building became the property of the Partnership at no cost or associated indebtedness. It is the Partnership's intent to sell the land and building, including the owned adjacent vacant parcel. It is not presently known if, or when, the Partnership will be able to locate a suitable purchaser for this property. The Partnership has no current plans to make any improvements to the building or property. However, until such time as a purchaser is found, the Partnership will perform and pay for any routine maintenance and insurance required for the property.

The Partnership is also actively marketing the sale of Northpark Commerce Center located in Orlando, Orange County, Florida. It is not known if, or when, a prospective purchaser might be obtained for the Northpark property but until such time as Northpark is sold and closed, it will continue to be leased and operated by the Partnership.

Other than those items discussed above, the Partnership does not anticipate any material changes to its financial condition during the remainder of 1998.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and other income, when combined, decreased in the six months ended June 30, 1998 when compared to the same period of the previous year. This decline was primarily attributable to the disposal in 1997 of two rental properties:
Charlotte Commerce Center which closed in the first quarter of 1997; and four condominium warehouse units at LeJeune Industrial Park which closed in the third quarter of 1997. Rental and other income, when combined, increased in the three months ended June 30, 1998 when compared to the same period of the previous year. This increase was attributable to slightly improved rental rates at the Partnership's Northpark Commerce Center. The increase was offset by a one-month loss of rent from Commercial Boulevard Center which was discussed above under Changes in Financial Condition.

Interest income increased slightly during the three and six months of 1998 compared to 1997. This increase resulted primarily from interest earned on new mortgage notes receivable which were accepted at the time of sale of four condominium units at LeJeune Industrial Park during the third quarter of 1997.

Partnership expenses, excluding cost of real estate sold, decreased in the three and six months of 1998 from 1997 levels primarily due to the sales in 1997 of Charlotte Commerce Center and LeJeune Industrial Park. The decrease of expenses in the six months of 1998 was partially offset by approximately $16,000 of costs incurred for planned improvements and repairs to the paved areas of Northpark Commerce Center during the first quarter of 1998.

During the first six months of 1997, the Partnership sold Charlotte Commerce Center for $892,250. After taking into consideration the Center's net book value of $747,608 and selling expenses of $65,273, the Partnership realized a net gain of $79,369 in the first six months of 1997. There was no comparable sale of Partnership property during the first six months of 1998.

For the two remaining quarters of 1998, the Partnership anticipates that overall revenues and expenses will continue to be lower when compared to the same periods of 1997. It is anticipated that rental income for the two remaining quarters of 1998 will be less than the first two quarters of 1998 due to the lease rejection under the Chapter 11 Bankruptcy of the tenant at Commercial Boulevard Center, as discussed above under Changes in Financial Condition. Partnership expenses could be slightly higher during the remaining two quarters of 1998 due to costs which might be required to maintain and insure the building acquired at the Commercial Boulevard Center. However, for the remaining six months of 1998 the Partnership does not anticipate that revenues or expenses will vary materially from the first six months.

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

                                   KFP 85-Ltd.
                                  (Registrant)


                                       By:      KPA, Inc.
                                       Managing General Partner


Date:          AUGUST 11, 1998         By:      /S/ TIMOTHY D. PAPPAS
      ----------------------------              ---------------------
                                                Timothy D. Pappas,
                                                Vice President, Treasurer and
                                                Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT               DESCRIPTION
-------               -----------

  27            Financial Data Schedule