Form 10-Q
period 1998-09-30
KFP 85 LTD
filed 1998-11-13
CIK 755872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 1998
                               -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------   -----------------------

                         Commission file number 2-93874

                                   KFP 85-LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        FLORIDA                                           59-2433930
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. employer identification no.)


          ONE SOUTHEAST THIRD AVENUE, 11TH FLOOR, MIAMI, FLORIDA 33131
          ------------------------------------------------------------
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

   Item 1 - Financial statements (unaudited):
       Balance Sheets
          September 30, 1998 and December 31, 1997...........................3

       Statements of Operations
          For the three and nine months ended September 30, 1998 and 1997....4

       Statement of Partners' Equity
          For the nine months ended September  30, 1998......................5

       Statements of Cash Flows
          For the nine months ended September 30, 1998 and 1997..............6

       Notes to Financial Statements.........................................8

   Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations..................................11

PART II - OTHER INFORMATION

       Items 1 through 6 ...................................................15

       Signatures...........................................................16

                                   KFP 85-LTD.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                               SEPTEMBER 30,
                                                   1998             DECEMBER 31,
                                                (UNAUDITED)             1997
                                               -------------        ------------
ASSETS
------
Cash and interest-bearing deposits              $   191,366         $   210,373
Escrow deposits                                     135,563              91,888
Accounts receivable, net of allowance
   for doubtful accounts of $44,730
   and $27,199 in 1998 and 1997,
   respectively                                      15,326              26,644
Mortgage notes receivable, net of
   allowance for uncollectible amounts
   of $14,000 in 1998 and 1997                      382,451             391,850
Rental properties, at lower of cost or
   market, less accumulated depreciation          3,346,585           3,475,752
Land and land development, at
   lower of cost or market, less
   accumulated depreciation                         468,000             552,839
Other assets                                        131,214             132,683
                                                -----------         -----------

             Total assets                       $ 4,670,505         $ 4,882,029
                                                ===========         ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
LIABILITIES:
   Accounts payable                             $    18,098         $     6,895
   Accrued liabilities                              196,541             150,326
   Tenant security deposits                          32,659              42,812
   Mortgage payable                               4,401,098           4,456,922
                                                -----------         -----------
             Total liabilities                    4,648,396           4,656,955
                                                -----------         -----------

CONTINGENCIES (Note 6)

PARTNERS' EQUITY:
   General partners                                (124,809)           (120,750)
   Limited partners; 8,000 limited
      partnership units authorized;
      7,940 units issued and outstanding            146,918             345,824
                                                -----------         -----------
             Total partners' equity                  22,109             225,074
                                                -----------         -----------
             Total liabilities and
                partners' equity                $ 4,670,505         $ 4,882,029
                                                ===========         ===========


              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                                   KFP 85-LTD.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                  THREE MONTHS                            NINE MONTHS
                                        -------------------------------         -------------------------------
                                            1998                1997                1998               1997
                                        -----------         -----------         -----------         -----------
REVENUES:
   Rental income                        $   197,542         $   202,608         $   620,753         $   618,652
   Real estate sales                             --             155,000                  --           1,047,250
   Interest income                            8,097               8,867              24,657              23,285
   Other income                                  90                 307               9,285              37,369
                                        -----------         -----------         -----------         -----------

         Total revenues                     205,729             366,782             654,695           1,726,556
                                        -----------         -----------         -----------         -----------

EXPENSES:
   Interest and financing costs             115,018             117,058             346,514             358,786
   Property expenses                         67,982              56,628             200,080             211,965
   Cost of real estate sold                      --             142,629                  --             955,510
   Selling, administration
      and other                              26,584              24,417              97,060              75,235
   Depreciation and
      amortization                           43,055              42,816             129,167             141,822
   Provision for losses on land
      and land development                   84,839                  --              84,839                  --
                                        -----------         -----------         -----------         -----------

      Total expenses                        337,478             383,548             857,660           1,743,318
                                        -----------         -----------         -----------         -----------

      Net loss                          $  (131,749)        $   (16,766)        $  (202,965)        $   (16,762)
                                        ===========         ===========         ===========         ===========

PER UNIT AMOUNTS TO
LIMITED PARTNERS:
      Net loss after allocations
         to General Partners of
         $(2,635), $(335),
         $(4,059) and $(335),
         respectively                   $    (16.26)        $     (2.07)        $    (25.05)        $     (2.07)
                                        ===========         ===========         ===========         ===========

      Weighted average units
         outstanding                          7,940               7,940               7,940               7,940
                                        ===========         ===========         ===========         ===========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                          STATEMENT OF PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                   GENERAL           LIMITED
PARTNERS' EQUITY (DEFICIT)         PARTNERS          PARTNERS            TOTAL
--------------------------         --------          --------            -----

December 31, 1997                 $(120,750)        $ 345,824         $ 225,074

Net loss                             (4,059)         (198,906)         (202,965)
                                  ---------         ---------         ---------

September 30, 1998                $(124,809)        $ 146,918         $  22,109
                                  =========         =========         =========





              The accompanying notes to financial statements are an
                        integral part of this statement.

                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                     1998              1997
                                                                  ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $(202,965)        $ (16,762)
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities-
        Depreciation and amortization                               129,167           141,822
        Gain on sales of real estate                                     --           (91,740)
        Provision for losses on land and
           land development                                          84,839                --
        Provision for doubtful accounts                              17,531                --
        Changes in assets and liabilities:
           Increase in escrow deposits                              (43,675)          (87,178)
           (Increase) decrease in accounts receivable                (6,213)           10,258
           (Increase) decrease in other assets                        1,469            (5,526)
           (Decrease) increase in accounts payable                   11,203           (22,418)
           Increase in accrued liabilities                           46,215            41,207
            Decrease in tenant security deposits                    (10,153)          (11,557)
                                                                  ---------         ---------
                 Net cash provided by (used in)
                    operating activities                             27,418           (41,894)
                                                                  ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on mortgage notes                              9,399            83,599
     Proceeds from sale of real estate, net of
        closings costs                                                   --            92,414
                                                                  ---------         ---------
                 Net cash provided by investing activities            9,399           176,013
                                                                  ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of mortgage payable                                  (55,824)          (56,079)
                                                                  ---------         ---------

NET INCREASE (DECREASE) IN CASH AND
     INTEREST-BEARING DEPOSITS                                      (19,007)           78,040

CASH AND INTEREST-BEARING DEPOSITS,
     BEGINNING OF THE PERIOD                                        210,373           145,585
                                                                  ---------         ---------

CASH AND INTEREST-BEARING DEPOSITS,
     END OF THE PERIOD                                            $ 191,366         $ 223,625
                                                                  =========         =========

                                   (Continued)

                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                                   (Continued)

                                                     1998              1997
                                                 ------------     ------------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest                        $    344,901     $    356,681
                                                 ============     ============

SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES:

     Mortgage notes receivable accepted
        on sale of property                      $         --     $    124,000
                                                 ============     ============

     Purchase money mortgage loan payable
        satisfied at closing                     $         --     $    752,500
                                                 ============     ============



              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 1998 and December 31, 1997, the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, partners' equity for the nine-month period ended September 30, 1998, and cash flows for the nine-month periods ended September 30, 1998 and 1997.

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

(2) RELATED PARTY TRANSACTIONS:

Property management fees paid to Keyes Asset Management, Inc., for management of various rental properties, totaled $7,750 and $9,240 for the three months ended September 30, 1998 and 1997, respectively, and $24,250 and $27,240 for the nine months ended September 30, 1998 and 1997, respectively, and are included in property expenses in the accompanying statements of operations.

Commissions paid to Keyes Asset Management, Inc. for leasing vacant space at various rental properties totaled $1,957 and $12,891 for the three months ended September 30, 1998 and 1997, respectively, and $11,388 and $20,560 for the nine months ended September 30, 1998 and 1997, respectively. These amounts are included in other assets in the accompanying balance sheets. The leasing commissions paid are amortized over the respective life of each lease.

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

(3) MORTGAGE PAYABLE:

                                                                 SEPTEMBER 30,            DECEMBER 31,
                                                                      1998                    1997
                                                                 -------------            -------------
Mortgage loan secured by Northpark Commerce
Center, bearing interest at 10.375%, payable in
monthly installments of $44,525 representing
principal and interest, due May 1, 2017.                           $4,401,098               $4,456,922
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

(5) PROVISION FOR LOSSES ON LAND AND LAND DEVELOPMENT:

During the third quarter of 1998, the carrying value of land and land development costs of Commercial Boulevard Center, located in the city of Lauderhill, Broward County, Florida, was reduced by $84,839 to its estimated net realizable value of $468,000. The provision was recorded to reflect the net book value of the property at its estimated selling price, net of anticipated selling expenses. There is no guarantee that the estimated realizable value will be achieved when the Center is ultimately sold.

(6) CONTINGENCIES:

On August 18, 1998, the Partnership entered into an Agreement for Sale and Purchase (the "Agreement") of Northpark Commerce Center with a purchaser who is not affiliated with the Partnership or the Managing General Partner. The Agreement provides for an investigation period during which the purchaser has the absolute right to terminate the Agreement without any penalty or obligation to proceed with the purchase. On November 2, 1998, in accordance with the terms of the Agreement, the purchaser notified the Partnership that it elected to terminate the Agreement.

The Partnership sustained significant losses in each of the last three calendar years. Operations of the Partnership provided cash of $27,418 during the nine months ended September 30, 1998. As of September 30, 1998, cash and interest-bearing deposits were estimated to be sufficient to pay the Partnership's current accounts payable and accrued expenses, exclusive of the current portion of the mortgage loan payable. The Partnership also had an escrow balance of $135,563 which was available to pay future real estate taxes that were included as part of accrued liabilities.

                                   KFP 85-LTD.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and interest-bearing deposits decreased by $19,007 during the nine months ended September 30, 1998 compared to an increase of $78,040 during the same period of 1997. The increase in cash and interest-bearing deposits for 1997 was primarily attributable to the sale of Charlotte Commerce Center which provided cash of $92,414 at closing in January 1997.

During the nine months ended September 30, 1998, cash of $27,418 was provided by operations compared to cash of $41,894 used in operations during the nine months ended September 30, 1997. For the three months ended September 30, 1998 cash of $12,538 was provided by operations compared to cash of $13,402 used in operations during the same time period of 1997. In 1997, the Partnership paid certain accounts payable and accrued expenses related to properties which were sold. There were no similar payments required in 1998 which accounts for the primary difference from 1997.

As part of an agreement with the mortgage lender for Northpark Commerce Center, an escrow agent designated by the lender holds tenant rents and escrow deposits for the Partnership. A portion of the funds are held in escrow for payment of future real estate taxes, property improvements and/or property insurance for the Center. From time to time, excess amounts held in escrow are released into the Partnership's general funds and the timing of such releases may vary over the course of each year. As a result, the Partnership's balance of funds held in escrow decreased by $26,058 during the three months ended September 30, 1998 and increased by $43,675 during the nine months ended September 30, 1998. These amounts are compared to increases of $37,852 and $87,178 during the three months and nine months ended September 30, 1997, respectively.

There were no cash distributions to partners during the nine months ended September 30, 1998 or 1997.

Principal payments on the Northpark Commerce Center mortgage totaled $19,091 and $55,824 during the three and nine months ended September 30, 1998, respectively. Excluding the payoff of the Charlotte Commerce Center mortgage of $752,500 which took place at closing, principal payments of mortgages totaled $17,216 and $56,079 for the three and nine months ended September 30, 1997, respectively. During the remainder of 1998, the Partnership anticipates that it will make principal payments of approximately $19,600 on the Northpark mortgage. There is no outstanding mortgage obligation on Commercial Boulevard Center.

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

During the third quarter of 1998, the Partnership reevaluated the carrying value of land and land development costs for Commercial Boulevard Center which is located in the city of Lauderhill, Broward County, Florida. In June 1998, the Partnership received notice that the tenant of the Center filed for voluntary bankruptcy and the Bankruptcy Court allowed the tenant to terminate the existing land lease. Based upon the loss of the Center's tenant, the Partnership determined that the Center will be actively marketed for sale. Accordingly, the carrying value of the land and land development cost of the Center was reduced by $84,839 to $468,000, its estimated net realizable value. This reduction was based upon the estimated selling price net of anticipated selling expenses. However, there is no guarantee that the Partnership will be able to find a qualified buyer for the Center and there is no guarantee that the estimated realizable value will be achieved when the Center is ultimately sold.

On August 18, 1998, the Partnership entered into an Agreement for Sale and Purchase of Northpark Commerce Center with a purchaser who is not affiliated with the Partnership or the Managing General Partner. The Agreement provided the purchaser with a minimum 60-day investigation period of the Center and, under certain circumstances, provided for extensions to the investigation period. As provided for under the Agreement, the Partnership allowed the purchaser additional time beyond the original 60-day period for its inspection. In accordance with the terms of the Agreement, on November 2, 1998, the purchaser notified the Partnership that it elected to terminate the Agreement without any penalty or obligation to proceed with the purchase. The Partnership is still actively marketing Northpark Commerce Center for sale; however, it is not presently known if, or when, a qualified purchaser might be found for the Center.

Prior to the end of 1998, the Partnership anticipates that it will reacquire a condominium warehouse unit located at LeJeune Industrial Park through foreclosure of a mortgage note receivable which the Partnership holds. The unpaid balance of the mortgage note is approximately $36,000 and the Partnership anticipates that it will be able to re-sell that unit for an amount equal to the unpaid mortgage balance. However, there is no guarantee that the Partnership will be able to sell the unit for that amount. At the present time, it is not known exactly when the unit will be reacquired or how long the unit will have to be held before it is re-sold.

Other than those items discussed above, the Partnership does not anticipate any material changes to its financial condition during the remainder of 1998.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and other income, when combined, decreased in the nine months ended September 30, 1998 when compared to the same period of the previous year. This decline was primarily attributable to the disposal in 1997 of two rental properties: Charlotte Commerce Center which closed in the first quarter of 1997; and four condominium warehouse units at LeJeune Industrial Park which closed in the third quarter of 1997. Rental and other income, when combined, decreased in the three months ended September 30, 1998 when compared to the same period of 1997. This decrease was primarily attributable to the loss of rent from voluntary bankruptcy in June 1998 of the tenant at Commercial Boulevard Center.

Interest income remained at approximately the same levels during the three and nine months ended September 30, 1998 when compared to the same periods for 1997.

Partnership expenses, excluding cost of real estate sold and the provision for losses on land and land development, decreased in the three and nine months ended September 30, 1998 from 1997 levels primarily due to the sales in 1997 of Charlotte Commerce Center and LeJeune Industrial Park. The decrease of expenses in the nine months ended September 30, 1998 was partially offset by approximately $28,000 of costs incurred for planned improvements and repairs to paving and interior space at Northpark Commerce Center during the first and third quarters of 1998.

During the three months ended September 30, 1997, the Partnership recognized a gain of $12,371 from the sale of units at LeJeune Industrial Park. There were no comparable sales in the three months ended September 30, 1998.

As discussed above under Material Changes in Financial Condition, the Partnership reevaluated the carrying value of land and land development at Commercial Boulevard Center. In the third quarter of 1998, the Partnership recorded a provision of $84,839 as a result of the write-down in the carrying value.

For the remainder of 1998, the Partnership anticipates that operating revenues and expenses will continue to be lower when compared to 1997. For the fourth quarter of 1998, Partnership expenses might be slightly higher than the previous quarters of 1998 due to expenses that might be required to maintain Commercial Boulevard Center which were previously the responsibility of the tenant. However, the Partnership does not anticipate that revenues or expenses will vary materially from the first nine months of 1998.

OTHER

Certain items discussed in the quarterly report may constitute forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

                                                 KFP 85-Ltd.
                                                 (Registrant)


                                            By:   KPA, Inc.
                                                  Managing General Partner


Date:     NOVEMBER 13, 1998                 By:   /S/ TIMOTHY D. PAPPAS
     ---------------------------                  ---------------------
                                                  Timothy D. Pappas,
                                                  Vice President, Treasurer and
                                                  Principal Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------

  27                    Financial Data Schedule