Form 10-K
period 1998-12-31
KFP 85 LTD
filed 1999-03-29
CIK 755872

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the calendar year ended DECEMBER 31, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ______________

                           Commission file No. 2-93784

                                   KFP 85-LTD.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  FLORIDA                              59 - 2433930
         ---------------------------        ------------------------------------
           (State of Organization)          (I.R.S. Employer Identification No.)

           ONE SOUTHEAST THIRD AVENUE, 11TH FLOOR, MIAMI FLORIDA 33131
         ---------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

       Registrant's Telephone Number, Including Area Code (305) 371- 3592

                                 NOT APPLICABLE
      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

          Securities registered pursuant to Section 12 (b) of the Act:

         TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON
         -------------------                              WHICH REGISTERED
                                                          ----------------
                None                                            None

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

                                     PART I

ITEM 1.

GENERAL BUSINESS

KFP 85-Ltd. ("Partnership") is a limited partnership formed under Florida law in June 1984. In November 1984, the Partnership registered its offering with the Securities and Exchange Commission. This offering raised a total of $8,000,000 by selling 8,000 units of limited partnership interest to 676 unit owners. The Partnership is engaged in operating and leasing commercial real estate within the State of Florida.

The results of operations of the Partnership are dependent on the merits of its real estate investments, the yields earned on those investments, and other economic and market conditions which may not be controllable by the Partnership.

Sometime after the Partnership's formation, commercial real estate in the State of Florida went through a period of overbuilding, creating an excess amount of commercial rental space available. Failures of banks and other financial institutions with subsequent takeovers by the Resolution Trust Corporation ("RTC") lead to foreclosures on a number of commercial properties. Subsequent sales of foreclosed commercial real estate by the RTC resulted in below-market prices in the Partnership's rental property market area of South and Central Florida. Coupled with a general economic recession within the United States, these factors caused a significant decline in the overall market value of commercial real estate. As a result, for financial statement purposes the Partnership was required to write-down the carrying value of several properties in its investment portfolio.

In addition to the decline in property market values, the excess amount of commercial rental space available within the Partnership's market area caused the Partnership's lease rates to remain close to, or below, prior year levels. During much of the Partnership's existence, there has been a "buyer's market" with respect to commercial leasing, requiring rent incentives to attract and retain tenants. Together, all of these factors have had a negative impact on the cumulative results of operations and cash flows of the Partnership.

The Partnership has no administrative employees as all administrative functions of the Partnership are provided by KPA, Inc. ("Managing Partner"), or by affiliates of the Managing Partner, which receive fees for the services performed.

ITEM 2.

PROPERTIES

The Partnership originally acquired nine properties for its investment portfolio at various times after the initial offering. Between 1990 and 1997, seven of those properties were either sold or deeded back to the lenders. The original properties purchased that are no longer in the Partnership's investment portfolio are as follows:

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

As of December 31, 1998, two properties remain in the Partnership's investment portfolio. Detailed information regarding the properties still owned by the Partnership is contained in the respective property descriptions below. The Partnership does not intend to acquire any additional properties for its investment portfolio but intends to continue operating the rental properties in its portfolio until such time as the properties are sold. During 1998, the Partnership began to actively market the two remaining properties. The Partnership intends to continue in 1999 to seek qualified buyers for each of the properties.

COMMERCIAL BOULEVARD CENTER

On June 26, 1985, the Partnership purchased approximately 58,000 square feet of unimproved land located in the city of Lauderhill, Broward County, Florida. Through December 31, 1998, the Partnership had invested $575,206 in the site, including land, acquisition costs and subsequent site improvements such as landscaping and drainage. There is no outstanding mortgage obligation on the Center and no outside financing is planned for this property.

The Partnership entered into a land lease agreement with a major fast-food restaurant (Long John Silver's) for one-half of the property, or 29,000 square feet. In February 1987, the tenant completed construction and opened its restaurant at the Center.

In June 1998, the Partnership received notice that Long John Silver's Restaurant filed for voluntary bankruptcy under Chapter 11 of the United States Bankruptcy Code. As provided under the Code, the Bankruptcy Court allowed the tenant to reject (terminate) the existing land lease with the Partnership. The original term of the land lease was twenty years and was scheduled to end in February 2007. At the time of rejection, the annual rent from the tenant was approximately $35,000 plus a pro-rata share of the parcel's real estate taxes that approximated $8,500. The tenant paid rent through May 1998 as well as its pro-rata share of 1997 real estate taxes.

As a result of the tenant's rejection of the Partnership's land lease agreement, the building constructed by the tenant on the Partnership's land, became the property of the Partnership at no cost or associated indebtedness.

During the third quarter of 1998, the Partnership reevaluated the recorded value of the land and land development cost for Commercial Boulevard Center. Because of the loss of the Center's tenant, the Partnership determined that the property would be actively marketed for sale. Accordingly, the recorded value of the land and land development cost was reduced by $84,839 to $468,000, its estimated net realizable value. This reduction was predicated upon the estimated selling price net of anticipated selling expenses. However, there is no guarantee that the Partnership will be able to find a qualified buyer for the Center and there is no guarantee that the estimated realizable value will be achieved when the Center is ultimately sold.

The Partnership has no current plans to make any improvements to the building or the adjacent vacant property. Until such time as a purchaser is found, the Partnership will perform and pay for any routine maintenance and insurance required for the property.

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

The total cost of Northpark, including land, buildings, improvements and acquisition costs was $5,546,524 at December 31, 1998. Terms of the present mortgage obligation secured by the property include an annual interest rate of 10.375% with monthly payments of $44,525, representing principal and interest, payable over a 28-year period with the entire unpaid balance due on May 1, 2017. The lender may call the note at any time after April 1, 1999, upon six months prior notice. As of December 31, 1998, the mortgage obligation had an outstanding balance of $4,381,508.

During 1992, the Partnership entered into an agreement with Northpark's mortgage lender that called for the lender to pay delinquent real estate taxes and provide a two-month moratorium on mortgage payments. The real estate taxes and deferred interest were added to the outstanding principal balance of the loan. Terms of the agreement also called for an increase in the Partnership's monthly payments from $41,739 to $44,525 over the remaining amortization period. Beginning in December 1992, the lender required a third-party escrow agent to collect tenant rent payments and, in turn, pays the monthly mortgage payment directly to the lender. From time to time, excess amounts held in escrow are released into the Partnership's general funds and the timing of such releases may vary over the course of each year.

For 1999, no major repairs and improvements are presently planned for Northpark. During 1998, in anticipation of selling the property, significant repairs to the paved areas and roof were performed at the property. The cost of those repairs was approximately $41,000 and was paid out of the general funds of the Partnership. On occasion, repairs or improvements to tenant space may be necessary to lease vacant space or to entice tenants to renew expiring leases. During 1998, the Partnership spent approximately $15,000 out of its general funds for improvements that allowed vacant space to be leased. For 1999, costs for completing tenant improvements are not presently ascertainable and will be dependent on the requirements of individual tenants. Any costs required for tenant improvements will be paid for out of the general funds of the Partnership.

Occupancy levels at Northpark averaged 92% during 1998.

During 1998, the Partnership began actively marketing this property for sale and intends to continue looking for a purchaser during 1999. There is no guarantee that the Partnership will be able to find a qualified purchaser for Northpark in 1999.



ITEM 3.

LEGAL PROCEEDINGS

None.



ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the units of limited partnership interest in the Partnership. As of December 31, 1998, there were 642 limited partners.



ITEM 6.

SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the Partnership's Financial Statements included in Item 8, Financial Statements and Supplementary Data. The periods included below are for each of the five years ended December 31 as indicated:


                                                 1998          1997          1996          1995          1994
                                                 ----          ----          ----          ----          ----
Total revenues                                  $868,771    $1,936,768    $1,384,061    $1,230,792    $1,354,312

Net loss                                        (264,658)      (73,452)      (51,291)     (428,950)     (145,146)

Net loss per limited partnership unit             (32.67)       (9.07)         (6.33)       (52.94)       (17.91)

Total assets                                   4,526,072     4,882,029     5,800,642     7,095,483     7,616,792

Notes and mortgages payable                    4,381,508     4,456,922     5,283,168     6,490,769     6,517,399

Partners' equity (deficit)                       (39,584)      225,074       298,526       349,817       778,767

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

During 1998, the Partnership's cash and interest-bearing deposits decreased by $43,297 compared to an increase of $64,788 in 1997. The difference between 1997 and 1998 was primarily attributable to cash proceeds of $92,414 received from the sale of real estate and higher collections from mortgage notes receivable in 1997. This difference was partially offset by an increase in escrow deposits and refunds of tenant security deposits for those properties that were sold.

During 1998, cash used in operations was $6,611 compared to $40,348 used in 1997. The primary reason for the difference was the net transfer in 1998 of funds from the escrow deposit account into the Partnership's operating account. From time to time, excess escrow funds, which are held by a third-party escrow agent appointed by the mortgage lender of Northpark Commerce Center are released into the Partnership's general funds and the timing of such releases may vary over the course of each year.

There were no cash distributions to partners during 1998 or 1997.

During the third quarter of 1998, the Partnership reevaluated the recorded value of land and land development costs for Commercial Boulevard Center which is located in the city of Lauderhill, Broward County, Florida. In June 1998, the Partnership received notice that the tenant of the Center filed for voluntary bankruptcy and the Bankruptcy Court allowed the tenant to terminate the existing land lease. Because of the loss of the Center's tenant, the Partnership determined that the Center would be actively marketed for sale. Accordingly, the recorded value of the land and land development cost of the Center was reduced by $84,839 to $468,000, its estimated net realizable value. This reduction was based upon the estimated selling price net of anticipated selling expenses. However, there is no guarantee that the Partnership will be able to find a qualified buyer for the Center and there is no guarantee that the estimated realizable value will be achieved when the Center is ultimately sold.

During 1998 and 1997, the Partnership collected principal payments of $38,728 and $86,468, respectively, on its mortgage notes receivable. For 1999, the Partnership anticipates principal payment collections of approximately $157,000 as certain of the mortgage notes mature in 1999. In prior years, the Partnership agreed to extensions on some mortgage notes as they matured. Under certain conditions, the Partnership might agree to additional extensions during 1999 but the amount of extensions, if any, are not presently ascertainable. Prior to the end of 1999, the Partnership anticipates that it will reacquire a condominium warehouse unit located at LeJeune Industrial Park through foreclosure of a mortgage note receivable that the Partnership holds. The unpaid balance of the mortgage note is approximately $36,000 and the Partnership anticipates that it will be able to re-sell that unit for an amount equal to the unpaid mortgage balance. However, there is no guarantee that the Partnership will be able to sell the unit for that amount. At the present time, it is not known exactly when the unit will be reacquired or how long the unit will have to be held before it is re-sold.

The Partnership made principal payments of $75,414 on its note and mortgage payable during 1998 compared to $73,746 in 1997. In 1999, the Partnership anticipates making principal payments of $83,621 against the Northpark Commerce Center mortgage note obligation. These payments will be made monthly out of the general funds of the Partnership. At any time after April 1, 1999, the Northpark Commerce Center lender may call the mortgage note upon six months prior notice. At the present time, the Partnership does not anticipate that the lender will call the obligation, but there is no guarantee that it will not occur.

The Partnership does not intend to acquire any additional properties for its investment portfolio. However, certain improvements may be necessary at Northpark Commerce Center in order to retain or attract tenants to space that is vacant. For 1999, costs for completing tenant improvements are not presently ascertainable and will be dependent on the requirements of individual tenants. Any costs required for tenant improvements will be paid out of the general funds of the Partnership.

Other than those items discussed above, the Partnership does not anticipate any material changes to its financial condition during 1999.

LIQUIDITY

At December 31, 1998, the Partnership's cash and interest-bearing deposits totaled $167,076 which was insufficient to meet accounts payable, accrued liabilities and tenant security deposits that totaled $184,148. However, the Partnership had $85,983 in escrow deposits that were being held to pay 1999 estimated real estate taxes and insurance premiums for Northpark Commerce Center. Based upon projected occupancy rates for 1999, Northpark is expected to generate sufficient cash from its operations to meet existing debt service and the present level of administrative costs of the Partnership.

Other than those items discussed above, there are no other demands or commitments known or foreseen which will have a material impact on the liquidity of the Partnership.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and other income, when combined, decreased by approximately 2% during 1998 when compared to 1997. The decline was primarily attributable the loss of lease revenue for eight months from the tenant at Commercial Boulevard Center. As discussed above under Material Changes in Financial Condition, the tenant filed for voluntary bankruptcy and rejected the land lease effective in May 1998.

During 1997, the Partnership recognized a gain of $91,740 from the sale of several rental properties. No properties were sold in 1998. While the Partnership anticipates actively marketing both properties remaining in its investment portfolio, it is presently not ascertainable whether qualified purchasers will be found for these properties and if they will be sold and closed during 1999.

Interest income decreased slightly in 1998 from 1997 levels primarily due to the amortization of the principal balances on the mortgage notes receivable from purchasers of LeJeune Industrial Park condominium warehouse units. A small amount of interest is also generated from investment of available cash. For future periods, interest income will continue to decline as mortgage principal payments are received.

Interest and financing costs declined in 1998 as the Partnership continued to amortize the mortgage obligation secured by Northpark Commerce Center.

Property expenses, excluding cost of real estate sold, increased 15% in 1998 when compared to 1997. This increase was primarily due to planned repairs to the roof, paved areas and interior improvements at Northpark Commerce Center. Those repairs totaled approximately $56,000. For 1999, no significant repairs are planned for either Northpark Commerce Center or Commercial Boulevard Center.

Selling, administration and other expenses increased in 1998 by approximately 11% as the Partnership included a provision of approximately $23,000 for bad debts.

For 1999, the Partnership anticipates that rental income and expense will continue at levels approximately equal to those attained in 1998.

Other than those items discussed above, there are no known or expected demands, commitments or uncertainties, which will cause the Partnership's income and expenses to change materially from the levels achieved in previous years.

Inflation effects and changing prices, while at insignificant levels of increase, should not have any material impact on the results of operations in the future for the Partnership. Some of the commercial leases entered into with the tenants at the Partnership's properties contain escalation clauses based on consumer price changes and these escalations are generally on an annual basis on the lease anniversary date. Some of the commercial leases also contain expense pass-through provisions that protect the Partnership against rising prices for its properties. Increases in commercial rental income may lag slightly behind any increases that may occur in expenses. This temporary lag is not expected to be material.

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

During 1999, the Partnership intends to continue actively marketing the sale of the properties remaining in its investment portfolio. It is not known if, or when, prospective purchasers might be obtained for any or all of its properties. Until such time as purchasers are located, the properties will continue to be leased, operated and maintained by the Partnership.

YEAR 2000

The Partnership performed a study of the accounting software and hardware that the Partnership uses and believes that the present information system complies with the Year 2000 requirements. Further, the Partnership believes that the information systems of its major vendors and tenants, insofar as they relate to the Partnership's business, comply with the Year 2000 requirements. However, there can be no assurance that the Year 2000 issue will not affect the information systems of the Partnership's major vendors and tenants as they relate to the Partnership's business, or that any such impact of a major vendor's or tenant's information system would not have a material effect on the Partnership.

OTHER

Certain items discussed in the annual report may constitute forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 8.  (See Page 12) {Financial statements index}



ITEM 9.

DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(A) and (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Timothy
         D. Pappas. The Corporate General Partner, KPA, Inc. (a Florida corporation) is the Managing General Partner of the Partnership ("Managing Partner"). The executive officers and directors of the Managing Partner as of December 31, 1998 were as follows: Fred Stanton Smith, President and Director of the Managing Partner and member of its Investment Committee; Timothy D. Pappas, Secretary and Treasurer of the Managing Partner and member of its Investment Committee; and Theodore J. Pappas, member of its Investment Committee.

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

(E) BUSINESS EXPERIENCE

         The Directors and Executive Officers of the Managing Partner and their principal occupations and affiliations during the last five years or more, as of December 31, 1998, are as follows:

         FRED STANTON SMITH (age 73), President and Director of Managing Partner and member of its Investment Committee. Mr. Smith was the President and Director of The Keyes Company from 1974 until 1991. He received a B.B.A. from the University of Miami in 1950. He is a registered real estate broker licensed by the State of Florida, and is a Director of Avatar Holdings Inc. and Central Realty Investors, Inc. Mr. Smith has been actively involved in all phases of the real estate industry since 1950. Mr. Smith is also an officer of other subsidiaries of The Keyes Company.

         TIMOTHY D. PAPPAS (age 43), Secretary and Treasurer of the Managing Partner, member of its Investment Committee and Individual General Partner. He received a Bachelor of Science degree from Florida State University in 1979 and, prior to his association with The Keyes Company, was a certified public accountant with Fox & Company, Ft. Lauderdale, Florida. Mr. Pappas is also a Vice-president and Director of The Keyes Company and serves as an officer and director of other subsidiaries of The Keyes Company.

         THEODORE J. PAPPAS (age 73), member of its Investment Committee. Mr. Pappas is Chairman of the Board of The Keyes Company. He joined The Keyes Company in 1962 as a branch sales manager and became Chairman of the Board on July 1, 1969. Under his direction, The Keyes Company grew from less than 100 sales associates to a sale force that exceeds 2,000 in 35 offices from Orlando to Miami. Mr. Pappas served on the board of directors of SunTrust Bank, N.A. until December 1995. He also previously served as director and president of numerous professional and charitable organizations, both locally and nationally.

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

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Not applicable.



ITEM 11.

EXECUTIVE COMPENSATION

(A) CASH COMPENSATION

         No direct remuneration was paid or payable by the Partnership to directors or officers (since it has no directors or officers) for the calendar year ended December 31, 1998, nor was any director's remuneration paid or payable by the Partnership to directors or officers of KPA, Inc., the Managing Partner and sponsor for the calendar year ended December 31, 1998. See: Item 8 - Financial Statements and Supplementary Data - Note 7 to the Financial Statements.

(B) COMPENSATION PURSUANT TO PLANS

         Not applicable.

(C) OTHER COMPENSATION

         Not applicable.



ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.



ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Managing Partner of the Partnership, or its affiliated companies, are entitled, under the Partnership Agreement, to certain commissions, concessions and incentives relating to the selling of partnership units, as well as additional fees for the management, acquisition and leasing of rental properties for the Partnership's investment portfolio. During 1996, 1997 and 1998, some of those fees were paid or were payable to the Managing Partner or its affiliates. See Item 8, Financial Statements and Supplementary Data - Note 7 to the Financial Statements, for further information regarding related party transactions.

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

(D)      FINANCIAL STATEMENT SCHEDULES

         See Index to Financial Statements in Item 8, on page 13 herein.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Partnership are included:



                                                                                                PAGE
         Report of Independent Certified Public Accountants ................................     14

         Balance Sheets as of December 31, 1998 and 1997....................................     15

         Statements of Operations for the years ended
           December  31,  1998,  1997 and 1996..............................................     16

         Statements of Partners' Equity (Deficit) for the years
           ended  December  31, 1998, 1997 and 1996.........................................     17

         Statements of Cash Flows for the years ended
           December  31,  1998,  1997 and 1996..............................................     18

         Notes to Financial Statements for the years ended
           December  31,  1998,  1997 and 1996..............................................     20

         Schedule II - Valuation and Qualifying Accounts....................................     27

         Schedule III - Real Estate and Accumulated Depreciation............................     28

         Schedule IV - Mortgage Loans on Real Estate........................................     29

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of KFP 85-Ltd.:

We have audited the accompanying balance sheets of KFP 85-Ltd. (a Florida limited partnership, the "Partnership"), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KFP 85-Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 8 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

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

Arthur Andersen LLP

Miami, Florida,
    March 8, 1999.


                                   KFP 85-LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

ASSETS                                                                       1998                    1997
------                                                                       ----                    ----
Cash and interest-bearing deposits                                      $    167,076            $    210,373
Escrow deposits                                                               85,983                  91,888
Accounts receivable, net of allowance for
   doubtful accounts of $50,642 and $27,199
   in 1998 and 1997, respectively                                             13,085                  26,644
Mortgage notes receivable, net of allowance for
   uncollectible amounts of $14,000
   in 1998 and 1997                                                          353,122                 391,850
Rental properties, at lower of cost or market, less
   accumulated depreciation                                                3,303,529               3,475,752
Land and land development costs, at lower of
   cost or market, less accumulated depreciation                             468,000                 552,839
Other assets                                                                 135,277                 132,683
                                                                        ------------            ------------

         Total assets                                                     $4,526,072              $4,882,029
                                                                          ==========              ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
LIABILITIES:
   Accounts payable                                                   $       15,176            $      6,895
   Accrued liabilities                                                       132,665                 150,326
   Tenant security deposits                                                   36,307                  42,812
   Mortgage payable                                                        4,381,508               4,456,922
                                                                         -----------              ----------
         Total liabilities                                                 4,565,656               4,656,955
                                                                         -----------              ----------

CONTINGENCIES (Note 8)

PARTNERS' EQUITY (DEFICIT):
   General partners                                                         (126,043)               (120,750)
   Limited partners; 8,000 limited partnership units
      authorized; 7,940 units issued and outstanding                          86,459                 345,824
                                                                       -------------            ------------
         Total partners' equity (deficit)                                    (39,584)                225,074
                                                                       --------------           ------------

         Total liabilities and
            Partners' equity (deficit)                                    $4,526,072              $4,882,029
                                                                          ==========              ==========

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.


                                   KFP 85-LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998                1997               1996
                                                                ----                ----               ----
REVENUES:
   Rental income                                             $    828,921       $    803,444         $ 1,105,849
   Real estate sales                                                    -          1,047,250              81,458
   Interest income                                                 29,281             31,895              29,761
   Other income                                                    10,569             54,179             166,993
                                                             ------------       ------------         -----------
            Total revenues                                        868,771          1,936,768           1,384,061
                                                             ------------        -----------         -----------

EXPENSES:
   Interest and financing costs                                   461,028            513,926             609,128
   Property expenses                                              295,302            256,474             368,218
   Cost of real estate sold                                             -            955,510              68,961
   Selling, administration and other                              120,037            108,375             200,754
   Depreciation and amortization                                  172,223            175,935             254,826
   Provision for losses on land and
      land development costs                                       84,839                  -
                                                             ------------        -----------         -----------
                                                                                                               -
            Total expenses                                      1,133,429          2,010,220           1,501,887
                                                             ------------        -----------         -----------

            Loss before extraordinary gain                       (264,658)           (73,452)           (117,826)

            Extraordinary gain                                          -                  -              66,535
                                                             ------------        -----------         -----------

            Net loss                                         $   (264,658)      $    (73,452)       $    (51,291)
                                                             =============      =============       =============

PER UNIT AMOUNTS TO LIMITED
PARTNERS:
   Loss before extraordinary gain after
   allocations to General Partners of
   $(5,293), $(1,469) and $(2,357) in
   1998, 1997 and 1996, respectively                         $     (32.67)      $      (9.07)       $     (14.54)

   Extraordinary gain after allocations to
   General Partners of $0, $0 and $1,331
   in 1998, 1997 and 1996, respectively                                 -                  -                8.21
                                                             ------------        -----------         -----------

   Net loss after allocations to General
   Partners of $(5,293), $(1,469) and
   $(1,026) in 1998, 1997 and 1996,
   respectively                                              $     (32.67)      $      (9.07)       $      (6.33)
                                                             =============      =============       =============

   Weighted average units outstanding                               7,940              7,940               7,940
                                                             =============      =============       =============

               The accompanying notes to financial statements are
                      an integral part of these statements.


                                   KFP 85-LTD.
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 GENERAL            LIMITED
                                                                PARTNERS            PARTNERS             TOTAL
                                                                --------            --------             -----
Partners' equity (deficit) December 31, 1995                  $  (118,255)        $   468,072        $   349,817

Net loss - 1996                                                    (1,026)            (50,265)           (51,291)
                                                              ------------        ------------        -----------

Partners' equity (deficit) December 31, 1996                     (119,281)            417,807            298,526

Net loss - 1997                                                    (1,469)            (71,983)           (73,452)
                                                              ------------        ------------        -----------

Partners' equity (deficit) December 31, 1997                     (120,750)            345,824            225,074

Net loss - 1998                                                    (5,293)           (259,365)          (264,658)
                                                              ------------        ------------        -----------

Partners' equity (deficit) December 31, 1998                  $  (126,043)        $    86,459         $  (39,584)
                                                              ============        ============         ===========

               The accompanying notes to financial statements are
                      an integral part of these statements.


                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998                1997               1996
                                                                ----                ----               ----
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss                                                     $   (264,658)        $   (73,452)       $   (51,291)

Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities -
   Depreciation and amortization                                  172,223             175,935            254,826
   Provision (credit) for doubtful accounts                        23,443             (15,392)                 -
   Provision for losses on land and
      land development costs                                       84,839                   -                  -
   Extraordinary gain                                                   -                   -            (66,535)
   Gain on sale of real estate                                          -             (91,740)           (12,497)
   Changes in assets and liabilities -
      (Increase) decrease in escrow deposits                        5,905             (17,356)           (60,760)
      Increase in accounts receivable                              (9,884)             (1,225)           (10,454)
      (Increase) decrease in other assets                          (2,594)              1,797             13,873
      (Increase) decrease in accounts payable                       8,281             (18,608)           (24,155)
      Increase (decrease) in accrued liabilities                  (17,661)             16,783             (6,355)
      Increase (decrease) in tenant security
         deposits                                                  (6,505)            (17,090)             9,216
                                                             -------------        ------------       -----------
               Net cash provided by (used in)
                  operating activities                             (6,611)            (40,348)            45,868
                                                             -------------        ------------       -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:

   Payments received on mortgage notes                             38,728              86,468             79,778
   Proceeds from sale of real estate,
      net of closing costs                                              -              92,414                  -
                                                             -------------        ------------       -----------
               Net cash provided by
                  investing activities                             38,728             178,882             79,778
                                                             -------------        ------------       -----------

                                   (Continued)


                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (Continued)

                                                                 1998               1997               1996
                                                                 ----               ----               ----
CASH FLOWS FROM FINANCING
ACTIVITIES:

   Repayment of mortgage payable                                $  (75,414)       $   (73,746)       $   (48,473)
                                                                -----------       ------------       ------------

NET INCREASE (DECREASE) IN CASH
AND INTEREST-BEARING DEPOSITS                                      (43,297)            64,788             77,173

CASH AND INTEREST-BEARING
DEPOSITS, BEGINNING OF YEAR                                        210,373            145,585             68,412
                                                                -----------       ------------       ------------

CASH AND INTEREST-BEARING
DEPOSITS, END OF YEAR                                           $  167,076        $   210,373        $   145,585
                                                                ===========       ============       ============


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest                                       $  458,886        $   478,241        $   596,264
                                                                ===========       ============       ============

SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES:

   Mortgage notes receivable accepted
      on sale of property                                       $        -        $   124,000        $    71,000
                                                                ===========       ============       ============

   Purchase money mortgage loan payable
      satisfied at closing                                      $        -        $   752,000        $         -
                                                                ===========       ============       ============

               The accompanying notes to financial statements are
                      an integral part of these statements.

                                   KFP 85-LTD.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        (A) ORGANIZATION -

        KFP 85-Ltd. (the "Partnership") was formed on June 27, 1984, by the filing of a Certificate and Agreement of Limited Partnership ("Partnership Agreement") with the Florida Department of State and commenced its offering of partnership units (the "Offering") on November 21, 1984, the effective date of a Registration Statement filed with the Securities and Exchange Commission. The Partnership Agreement authorized the sale of 8,000 units to the public. On March 31, 1986, the Managing Partner closed the Offering. The Partnership was formed to acquire, invest in, develop, operate and sell real estate and perform all other activities related or incidental thereto. The Managing General Partner of the Partnership is KPA, Inc.

        (B) ALLOCATION OF NET INCOME (LOSS) AND DISTRIBUTIONS -

        In accordance with the Partnership Agreement, operating income or loss is generally allocated 98% to the limited partners as a class and 2% to the general partners as a class. Gain from the sale or refinancing of partnership property will be allocated: (a) first to the partners with negative balances in their capital accounts, pro-rata, to the extent of the negative balances; (b) second, up to 2% to the general partners depending on the aggregate amount of their capital accounts; and (c) third, the balance, if any, to the limited partners.

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

        (D) DEPRECIATION -

        The Partnership depreciates rental properties and land development costs by using the straight-line method over their estimated useful lives, which are generally thirty years for rental properties and five years for land development costs. For income tax purposes, such property is depreciated on an accelerated basis. Repairs, maintenance and minor improvements are included in property expenses when incurred while major improvements are capitalized.

        (E) DEFERRED FINANCING COSTS -

        As of December 31, 1998, and 1997, deferred financing costs of $49,459 and $52,253, respectively, are included in other assets in the accompanying balance sheets. The Partnership amortizes these costs on the straight-line method over the life of the related obligation. Amortization under the straight-line method does not materially differ from the amount that would have been computed using the effective rate method. Amortization expense in each of the three years ended December 31, 1998, amounted to $2,794 and is included as part of interest and financing costs in the accompanying statements of operations.

        (F) REVENUE RECOGNITION -

        The Partnership recognizes income from the sale of real estate in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate". Rental income is recognized during the period in which the rent is earned.


        (G) DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -

        SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," as amended by SFAS No.119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in SFAS No. 107 as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in forced or liquidation sales. For the Partnership, financial assets consist of cash and interest-bearing deposits, escrow deposits, accounts receivable, mortgage notes receivable collateralized by warehouse units, accounts payable, tenant security deposits payable, and mortgage payable collateralized by rental property. The interest rates on the mortgage notes receivable and mortgage payable approximate market rates for commercial mortgages based on the percentage of equity held by the mortgagors. Management of the Partnership is of the opinion that its financial instruments have a fair value that approximates carrying amounts.

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

        (I) RECLASSIFICATIONS

        Certain amounts included in the 1997 financial statements have been reclassified to conform with the 1998 financial statement presentation.

        (J) IMPAIRMENT OF LONG-LIVED ASSETS

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. SFAS No. 121 also requires that certain long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of their carrying amount or fair value less cost to sell. During 1998, the recorded value of the land and land development costs of Commercial Boulevard Center (the "Center"), located in the City of Lauderhill, Broward County, Florida, was reduced by $84,839 to its estimated net realizable value of $468,000. The provision was recorded to reflect the net book value of the property at its estimated selling price, net of anticipated selling expenses. There is no guarantee that the estimated realizable value will be achieved when the Center is ultimately sold.

        (K) COMPREHENSIVE INCOME

        During 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." The provisions of SFAS No. 130 are not relevant to the Partnership as its comprehensive income is equal to the net income or loss reported in the accompanying statements of operations.

(2) CASH AND INTEREST-BEARING DEPOSITS:

        Keyes Asset Management, Inc. ("KAMI") an affiliate of the Managing General Partner and the management agent for the Partnership's properties, maintains certain bank accounts on behalf of the Partnership. These amounts are included in cash and interest-bearing deposits in the accompanying balance sheets. At December 31, 1998 and 1997, $135,669 and $179,417, respectively, was held in such accounts and $31,722 and $30,705, respectively, was held in interest-bearing accounts.

(3) MORTGAGE NOTES RECEIVABLE:

        Mortgage notes receivable, arising from the sale of real estate have stated interest rates ranging from 7.9% to 10%.

        In 1997, four mortgages totaling $124,000 were accepted in exchange for a portion of the sales price of four units. Those mortgages mature in 2002.

        At December 31, 1998, annual maturities of mortgage notes receivable are as follows:

                  YEAR ENDING DECEMBER 31,                             AMOUNT
                  ------------------------                             ------
                  1999                                                $157,125
                  2000                                                  68,357
                  2001                                                  70,914
                  2002                                                  70,726
                                                                      --------
                                                                       367,122

                  Less allowance for uncollectible amounts             (14,000)
                                                                      --------
                                                                      $353,122
                                                                      ========

(4) RENTAL PROPERTIES AND LAND AND LAND DEVELOPMENT COSTS:

        Rental properties and land and land development costs are as follows as of December 31:

         RENTAL PROPERTIES                       1998              1997
         -----------------                       -----             ----
         Northpark Commerce Center             $ 5,546,524        $ 5,546,524
         Less accumulated depreciation          (2,242,995)        (2,070,772)
                                               ------------       ------------

                                               $ 3,303,529        $ 3,475,752
                                               ============       ============


         LAND AND LAND DEVELOPMENT COSTS
         -------------------------------
         Commercial Boulevard Center           $   490,367        $   575,206
         Less accumulated depreciation             (22,367)           (22,367)
                                               ------------       ------------

                                               $   468,000        $   552,839
                                               ============       ============

(5) MORTGAGE PAYABLE:

         Mortgage payable is as follows at December 31:

                                                                               1998               1997
                                                                               -----              ----
         Mortgage loan secured by Northpark Commerce
         Center, bearing interest at 10.375%, payable in
         monthly installments of $44,525 representing
         principal and interest, final payment due May 1,
         2017.                                                              $4,381,508         $4,456,922
                                                                            ==========         ==========


         Upon six months prior notice, the Northpark Commerce Center lender may call the mortgage note at any time after April 1, 1999.

         At December 31, 1998, annual maturities of the mortgage payable are as follows:

                  YEAR ENDING DECEMBER 31,                     AMOUNT

                  1999                                        $   83,621
                  2000                                            92,721
                  2001                                           102,812
                  2002                                           114,000
                  2003                                           126,407
                  Thereafter                                   3,861,947
                                                              ----------
                                                              $4,381,508
                                                              ==========

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

(7) RELATED PARTY TRANSACTIONS:

         During 1998, 1997 and 1996, leasing commissions of $30,930, $24,752 and $68,556, respectively, were paid to KAMI in connection with the securing of tenants for certain leases. The unamortized portions of leasing commissions to KAMI ($48,915 in 1998 and $44,900 in 1997) are included in other assets in the accompanying balance sheets and are being amortized on a straight-line basis over the lives of the related leases.

         Property management fees paid to KAMI for management of certain Partnership properties totaled $31,750, $35,490 and $54,657 for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in property expenses in the accompanying statements of operations.

         On January 31, 1997, the Partnership paid a selling commission of $26,767 to KAMI in conjunction with the sale of Charlotte Commerce Center. On July 11, 1997, the Partnership paid a selling commission of $9,300 to KAMI in conjunction with the sale of four condominium units at LeJeune Industrial Park. These amounts are included in the cost of real estate sold in the accompanying statements of operations.

         At December 31, 1998 and 1997, companies affiliated with the Managing General Partner were due $48,457 and $58,457, respectively, for office and equipment rental. Amounts due are non-interest bearing and are included in accrued liabilities in the accompanying balance sheets.

         At December 31, 1997, The Keyes Company was due $342 for various transactions, which is included in accounts payable in the accompanying balance sheets.

(8) CONTINGENCIES:

         (A) GOING CONCERN ISSUES AND LIQUIDITY:

         As shown in the accompanying financial statements, the Partnership has suffered recurring losses from operations in each of the last three calendar years and has a net capital deficiency. Operations of the Partnership used cash of $6,611 during the year ended December 31, 1998. Cash and interest-bearing deposits on hand at December 31, 1998 are insufficient to pay the Partnership's current accounts payable, accrued liabilities and current portion of the mortgage note payable. However, as of December 31, 1998, the Partnership had an escrow balance of $85,983 available to pay future real estate taxes and property insurance. The Partnership projects a net loss from operations for 1999. The Partnership's plan for addressing its cash flow and recurring losses includes continuing to closely evaluate each property's budget and cash flow projections over the next twelve months and evaluating the marketability of the properties.

         (B) CONTINGENCIES

         The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as going concern.

         During 1998, the Partnership began actively marketing for sale Northpark Commerce Center and Commercial Boulevard Center, the two rental properties remaining in its investment portfolio. The Partnership intends to continue looking for qualified purchasers during 1999 but there is no guarantee that the Partnership will be able to find buyers for its properties by the end of 1999. There is also no guarantee that the estimated realizable values will be achieved when the properties are ultimately sold.

         Prior to the end of 1999, the Partnership anticipates that it will reacquire a condominium warehouse unit located at LeJeune Industrial Park through foreclosure of a mortgage note receivable that the Partnership holds. The unpaid balance of the mortgage note is approximately $36,000 and the Partnership anticipates that it will be able to re-sell that unit for an amount equal to the unpaid mortgage balance. However, there is no guarantee that the Partnership will be able to sell the unit for that amount. At the present time, it is not known exactly when the unit will be reacquired or how long the unit will have to be held before it is re-sold.

         The results of operations of the Partnership are dependent on the merits of its real estate investments, the yields earned on those investments, and other economic and market conditions which may not be controllable by the Partnership.

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

(10) ALLOCATIONS OF TAXABLE INCOME:

         Under terms of the Partnership Agreement, gains from the sale or disposition of partnership property are to be allocated: (a) first to those partners with negative balances in their capital accounts, pro-rata, to the extent of the negative balances; (b) second, up to 2% to the general partners depending on the aggregate amount of their capital accounts; and (c) third, the balance, if any, to the limited partners. In each of the previous years that ended through December 31, 1997, the General Partners elected to waive their right to receive the allocated share of gains that would have eliminated the negative balances in their capital accounts. Instead, the General Partners have elected to receive allocations of gains, if any, from the future sale of the properties which remain in the Partnership's investment portfolio at December 31, 1998.

                                                                     SCHEDULE II

                                   KFP 85-LTD.
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                             UNCOLLECTIBLE
                                                             CHARGED            AMOUNTS
                                          BALANCE AT        (CREDITED)          CHARGED            BALANCE AT
                                          BEGINNING        TO COSTS AND         AGAINST               END
DESCRIPTION                               OF PERIOD          EXPENSES          ALLOWANCE           OF PERIOD
-----------                               ---------          --------          ---------           ---------
YEAR ENDED DECEMBER 31, 1998

Deducted from the balance
sheet caption "Accounts
Receivable" - allowance for
uncollectible accounts                       $27,199         $  23,443       $         0            $50,642

Deducted from the balance
sheet caption "Mortgage
notes receivable" -
allowance for uncollectible
amounts                                      $14,000        $        0       $         0            $14,000

YEAR ENDED DECEMBER 31, 1997

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


                                                                    SCHEDULE III

                                   KFP 85-LTD.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998

                                                                     COST CAPITALIZED
                                                                        SUBSEQUENT              GROSS AMOUNT AT WHICH CARRIED
                                  INITIAL COST TO PARTNERSHIP         TO ACQUISITION                  AT CLOSE OF PERIOD
                                 -----------------------------   ------------------------  --------------------------------------
                                                   BUILDINGS      BUILDINGS                    LAND         BUILDINGS
                                                      AND          AND LAND     CARRYING     AND LAND         AND
DESCRIPTION         ENCUMBRANCES       LAND       IMPROVEMENTS   IMPROVEMENTS     COSTS    IMPROVEMENTS   IMPROVEMENTS   TOTAL
-----------         ------------   ------------   ------------   ------------   ---------  ------------   ------------  --------
Northpark Commerce
Center
Orlando, Florida    $  4,381,508    $   534,786   $  4,826,868   $   184,870    $     -    $   534,786    $  5,011,738  $5,546,424

Commercial Blvd.
Center
Lauderhill, Florida        -            422,542          -           146,853        5,811      575,206           -         575,206
                    ------------    -----------   ------------   -----------    ---------  -----------    ------------  ----------
                    $  4,381,508    $   957,328   $  4,826,868   $   331,723    $   5,811  $ 1,109,992    $  5,011,738  $6,121,730
                    ============    ===========   ============   ===========    =========  ===========    ============  ==========


                                                                              LIFE ON WHICH
                                  PROVISION FOR                               DEPRECIATION
                                  LOSSES ON LAND                            IN LATEST INCOME
                    ACCUMULATED      AND LAND       DATE OF        DATE       STATEMENT IS
DESCRIPTION         DEPRECIATION   DEVELOPMENT    CONSTRUCTION   ACQUIRED       COMPUTED
-----------         ------------   ------------   ------------   --------    ------------
Northpark Commerce
Center
Orlando, Florida    $  2,242,995    $     -           1983       Nov 1985        30 years

Commercial Blvd.
Center
Lauderhill, Florida       22,367         84,839        N/A       Jun 1985         5 years
                    ------------    -----------
                    $  2,265,362    $    84,839
                    ============    ===========

(1) A reconciliation of the total amount at which real estate was carried at the beginning of the period to the total amount at the end of the period is as follows:

Balance at beginning of period                                       $6,121,730
Acquisition and improvements                                               -
Provision for losses on land and land development charged to expense    (84,839)
                                                                     -----------
Balance at end of period                                             $6,036,891
                                                                     ===========

(2) A reconciliation of accumulated depreciation from the beginning of the period to the end of the period is as follows:

Balance at beginning of period                                       $2,093,139
Depreciation charged to expense                                         172,223
                                                                     -----------
Balance at end of period                                             $2,265,362
                                                                     ===========

(3) A reconciliation of provision for losses on land and land development from the beginning of the period to the end of the period is as follows:

Balance at beginning of period                                       $    -
Provision for losses on land and land development charged to expense    84,839
                                                                     -----------
Balance at end of period                                             $  84,839
                                                                     ===========


                                                                     SCHEDULE IV

                                   KFP 85-LTD.
                          MORTGAGE LOANS ON REAL ESTATE
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                                    PRINCIPAL
                                                                                                    AMOUNT OF
                                                                                                      LOANS
                                                                    ORIGINAL                        SUBJECT TO
                                                    FINAL             FACE          CARRYING        DELINQUENT
                                                   MATURITY         AMOUNT OF       AMOUNT OF       PRINCIPAL/
DESCRIPTION AND INTEREST RATE                        DATE           MORTGAGES       MORTGAGES        INTEREST
-----------------------------                        ----           ---------       ---------        --------
First mortgage notes issued in                    Mortgages
connection with sales of LeJeune                  mature
Industrial Park warehouse units,                  beginning in
with interest rates ranging from                  1999 through
7.9% to 10%                                       2002              $ 623,225       $ 353,122        $ 36,500

A reconciliation of the carrying amount of mortgage loans from the beginning of the period to the end of the period is as follows:



                                                      1998            1997
                                                      -----           ----
Balance at beginning of period                      $ 391,850       $ 324,645
Additions during period - new mortgage loans                -         124,000
Allowance for uncollectible amounts                         -          29,673
Collections of principal                              (38,728)        (86,468)
                                                    ---------       ---------
Balance at end of period                            $ 353,122       $ 391,850
                                                    =========       =========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     KFP 85-LTD.

                                     (Registrant)

                                     By:      KPA, Inc.

                                              Managing General Partner

Date: March 29, 1999                 By:      /S/ FRED STANTON SMITH
                                              -----------------------------
                                              Fred Stanton Smith,
                                              President and Principal
                                              Executive Officer


Date: March 29, 1999                 By:      /S/ TIMOTHY D. PAPPAS
                                              -----------------------------
                                              Timothy D. Pappas,
                                              Secretary and Treasurer and
                                              Principal Accounting Officer


Date: March 29, 1999                 By:      /S/ TIMOTHY D. PAPPAS
                                              -----------------------------
                                              Timothy D. Pappas,
                                              General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date: March 29, 1999                 By:      /S/ FRED STANTON SMITH
                                              ------------------------------
                                              Fred Stanton Smith,
                                              Director of the Managing
                                              General Partner

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------
  27         Financial Data Schedule