Form 10-Q
period 1999-03-31
KFP 85 LTD
filed 1999-05-14
CIK 755872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 31, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number 2-93874
                                                -------

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


          ONE SOUTHEAST THIRD AVENUE, 11TH FLOOR, MIAMI, FLORIDA 33131
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code   (305) 371-3592
                                                   -----------------------------

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

                               Yes   X     No
                                   -----      -----

                                   KFP 85-LTD.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

         Item 1 - Financial statements (unaudited):
             Balance Sheets
                March 31, 1999 and December 31, 1998.......................  3

             Statements of Operations
                For the three months ended March 31, 1999 and 1998.........  4

             Statement of Partners' Equity (Deficit)
                For the three months ended March 31, 1999..................  5

             Statements of Cash Flows
                For the three months ended March 31, 1999 and 1998.........  6

             Notes to Financial Statements.................................  7

         Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  9

PART II - OTHER INFORMATION

             Items 1 through 6............................................. 11

             Signatures.................................................... 12

                                   KFP 85-LTD.
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                                   MARCH 31,
                                                     1999           DECEMBER 31,
                                                  (UNAUDITED)           1998
                                                  -----------       ------------
ASSETS
------
Cash and interest-bearing deposits                $    95,129       $   167,076
Escrow deposits                                       167,487            85,983
Accounts receivable, net of allowance
   for doubtful accounts of $53,970 and
   $50,642 in 1999 and 1998,
   respectively                                        19,071            13,085
Mortgage notes receivable, net of
   allowance for uncollectible amounts
   of $14,000 in 1999 and 1998                        350,436           353,122
Rental properties, at lower of cost or
   market, less accumulated depreciation            3,260,473         3,303,529
Land and land development costs,
   at lower of cost or market, less
   accumulated depreciation                           468,000           468,000
Other assets                                          125,465           135,277
                                                  -----------       -----------

            Total assets                          $ 4,486,061       $ 4,526,072
                                                  ===========       ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------
LIABILITIES:
   Accounts payable                               $    15,936       $    15,176
   Accrued liabilities                                134,026           132,665
   Tenant security deposits                            36,307            36,307
   Mortgage payable                                 4,361,406         4,381,508
                                                  -----------       -----------
            Total liabilities                       4,547,675         4,565,656
                                                  -----------       -----------

CONTINGENCIES (Note 4)

PARTNERS' EQUITY (DEFICIT):
   General partners                                  (126,484)         (126,043)
   Limited partners; 8,000 limited
      partnership units authorized;
      7,940 units issued and outstanding               64,870            86,459
                                                  -----------       -----------
            Total partners' equity (deficit)          (61,614)          (39,584)
                                                  -----------       -----------
            Total liabilities and
                partners' equity (deficit)        $ 4,486,061       $ 4,526,072
                                                  ===========       ===========


              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                                   KFP 85-LTD.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                         1999            1998
                                                      ---------       ---------
REVENUES:
     Rental income                                    $ 211,385       $ 211,972
     Interest income                                      6,760           9,011
     Other income                                           904           9,092
                                                      ---------       ---------
         Total revenues                                 219,049         230,075
                                                      ---------       ---------

EXPENSES:
     Interest and financing costs                       113,997         115,987
     Property expenses                                   59,672          76,326
     Selling, administration and other                   24,354          34,018
     Depreciation and amortization                       43,056          43,056
                                                      ---------       ---------
         Total expenses                                 241,079         269,387
                                                      ---------       ---------
         Net loss                                     $ (22,030)      $ (39,312)
                                                      =========       =========

PER UNIT AMOUNTS TO LIMITED
PARTNERS:
      Net loss after allocations  to General
      Partners of $(441) and $(786), respectively
                                                      $   (2.72)      $   (4.85)
                                                      =========       =========

      Weighted average units outstanding                  7,940           7,940
                                                      =========       =========






              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                               GENERAL         LIMITED
PARTNERS' EQUITY (DEFICIT)     PARTNERS        PARTNERS         TOTAL
--------------------------    ----------      ----------      ---------

December 31, 1998             $(126,043)      $  86,459       $ (39,584)

Net loss                           (441)        (21,589)        (22,030)
                              ---------       ---------       ---------

March 31, 1999                $(126,484)      $  64,870       $ (61,614)
                              =========       =========       =========











              The accompanying notes to financial statements are an
                        integral part of this statement.

                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                        1999            1998
                                                     ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                        $ (22,030)      $ (39,312)
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities-
        Depreciation and amortization                   43,056          43,056
         Provision for doubtful accounts                 3,328           7,879
        Changes in assets and liabilities:
           Increase in escrow deposits                 (81,504)        (37,685)
           Increase in accounts receivable              (9,314)        (13,269)
           Decrease in other assets                      9,812           9,916
           Increase in accounts payable                    760           8,206
           Increase in accrued liabilities               1,361          32,070
           Increase in tenant security deposits             --           4,456
                                                     ---------       ---------
                 Net cash provided by (used in)
                    operating activities               (54,531)         15,317
                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on mortgage notes                 2,686           3,187
                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of mortgage payable                     (20,102)        (18,130)
                                                     ---------       ---------

NET INCREASE (DECREASE) IN CASH AND
     INTEREST-BEARING DEPOSITS                         (71,947)            374

CASH AND INTEREST-BEARING DEPOSITS,
     BEGINNING OF THE PERIOD                           167,076         210,373
                                                     ---------       ---------

CASH AND INTEREST-BEARING DEPOSITS,
     END OF THE PERIOD                               $  95,129       $ 210,747
                                                     =========       =========


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

     Cash paid for interest                          $ 113,473       $ 115,446
                                                     =========       =========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION:

The balance sheet as of December 31, 1998, which has been derived from audited statements, and the unaudited interim financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's annual report on Form 10-K as of December 31, 1998.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Partnership as of March 31, 1999 and December 31, 1998, the results of operations for the three-month periods ended March 31, 1999 and 1998, partners' equity (deficit) for the three-month period ended March 31, 1999 and cash flows for the three-month periods ended March 31, 1999 and 1998.

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

(2) RELATED PARTY TRANSACTIONS:

Property management fees paid to Keyes Asset Management, Inc. ("KAMI") for management of various rental properties, totaled $7,500 and $8,250 for the three months ended March 31, 1999 and 1998, respectively, and are included in property expenses in the accompanying statements of operations.

During the three months ended March 31, 1999 and 1998, $3,160 and $3,347, respectively, was paid to KAMI in connection with the securing of tenants for certain leases. The unamortized portions of leasing commissions to KAMI are included in other assets in the accompanying balance sheets and are being amortized on a straight-line basis over the lives of the related leases.

(3) MORTGAGE PAYABLE:

Mortgage payable was as follows:

                                                      MARCH 31,     DECEMBER 31,
                                                        1999            1998
                                                     ----------     ------------
Mortgage loan secured by Northpark Commerce
Center, bearing interest at 10.375%, payable in
monthly installments of $44,525 representing
principal and interest, final payment due May 1,
2017

                                                     $4,361,406      $4,381,508
                                                     ==========      ==========


(4) CONTINGENCIES:

The Partnership sustained significant losses in each of the last three calendar years. Operations of the Partnership used cash of $54,531 during the three months ended March 31, 1999. As of March 31, 1999, cash and interest-bearing deposits were insufficient to pay the Partnership's current accounts payable, accrued liabilities, and current portion of the mortgage loan payable. However, as of March 31, 1999, the Partnership had an escrow balance of $167,487 available to pay future real estate taxes that were included as part of accrued liabilities.

During 1998, the Partnership began actively marketing for sale Northpark Commerce Center and Commercial Boulevard Center, the two rental properties remaining in its investment portfolio. The Partnership intends to continue seeking qualified buyers during the remainder of 1999 but there is no guarantee that the Partnership will be able to find buyers for its properties before the end of 1999. There is also no guarantee that the estimated realizable values will be achieved when the properties are ultimately sold.

On April 9, 1999, the Partnership obtained a final judgment of foreclosure on a mortgage note receivable held by the Partnership. Through this foreclosure, the Partnership obtained title to a condominium warehouse unit located at LeJeune Industrial Park. The Partnership intends to market that unit for sale and anticipates that the selling price will equal or exceed the $36,400 balance of the mortgage note. However, it is not presently known how long the Partnership may have to hold the unit before a qualified purchaser is found.

                                   KFP 85-LTD.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

During the quarter ended March 31, 1999, the Partnership's cash and interest-bearing deposits decreased by $71,947 compared to an increase of $374 for the first quarter of 1998. The decrease in cash and interest-bearing deposits in 1999 was primarily attributable to $81,504 of additional funds being retained as escrow deposits. The Partnership has escrow deposits that are held by a third-party escrow agent appointed by the mortgage lender of Northpark Commerce Center ("Northpark"). Rents collected from tenants at Northpark are deposited with the escrow agent and are held primarily for payment of monthly mortgage payments and future real estate taxes. From time to time, excess funds are released into the Partnership's general funds and the timing of such releases may vary over the course of each year.

Net cash used in operations during the first quarter of 1999 amounted to $54,531 compared to $15,317 provided by operations in the first quarter of 1998. As discussed in the previous paragraph, the increase in cash used in operations in 1999 was primarily attributable to additional funds being retained as escrow deposits. In the first quarter of 1999, escrow deposits increased by $81,504 compared to an increase of $37,685 during the same period of 1998. The Partnership also paid expenses of $30,000 during the first quarter of 1999 that had been accrued as of December 31, 1998. In 1998, similar accrued expenses were paid during the second quarter of 1998.

There were no cash distributions to partners during the first quarter of 1999 or 1998.

Principal payments on the Northpark mortgage payable totaled $20,102 during the first quarter of 1999 compared to $18,130 for 1998. For the remainder of 1999, the Partnership anticipates it will make principal payments from the Partnership's general funds of $63,518 on the Northpark mortgage payable. At any time after April 1, 1999, the Northpark lender may call the mortgage note upon six months prior notice. At the present time, the Partnership does not anticipate that the lender will call the obligation, but there is no guarantee that it will not occur.

On April 9, 1999, the Partnership obtained a final judgment of foreclosure on a mortgage note receivable held by the Partnership. Through this foreclosure, the Partnership obtained title to a condominium warehouse unit located at LeJeune Industrial Park ("LeJeune"). The Partnership intends to market that unit for sale and anticipates that the selling price will equal or exceed the $36,400 balance of the mortgage note. However, it is not presently known how long the Partnership may have to hold the unit before a qualified purchaser is found.

Other than obtaining the condominium warehouse unit through the foreclosure discussed in the preceding paragraph, the Partnership does not intend to acquire any additional properties for its investment portfolio. From time to time, the Partnership may be required to make certain tenant improvements at Northpark in order to retain or attract tenants to space that is vacant. For the remainder of 1999, costs for completing tenant improvements are not presently ascertainable and will be dependent on the requirements of individual tenants. Any costs required for tenant improvements will be paid out of the general funds of the Partnership.

Other than those items discussed above, the Partnership does not anticipate any material changes to its financial condition during the remainder of 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and other income combined decreased approximately 4% in the first quarter of 1999 compared to the same period of 1998. A real estate tax reimbursement of $8,690 from the tenant at Commercial Boulevard Center ("Commercial") was included in other income in the first quarter of 1998. There was no similar reimbursement in 1999 as the tenant at Commercial filed for voluntary bankruptcy during the second quarter of 1998 and was allowed to terminate the land lease with the Partnership.

Interest income declined by 25% during the first quarter of 1999 compared to the same period in 1998. The decline in interest income was due primarily to a decrease in mortgage notes receivable balances. In prior years, mortgage notes were accepted when the Partnership sold LeJeune condominium units and interest earned on mortgage balances decline as principal payments and mortgage payoffs are received by the Partnership.

Partnership expenses decreased in the first quarter of 1999 from 1998 levels. In 1998, the Partnership incurred costs of approximately $16,000 for planned improvements and repairs to the paved areas at Northpark. There were no similar repair expenses required in 1999. Other expenses that were higher during the first quarter of 1998 compared to the same period of 1999 included a provision for doubtful accounts and professional fees.

During 1998, the Partnership began actively marketing for sale Northpark and Commerce, the two rental properties remaining in its investment portfolio. In 1999, the Partnership continued with its efforts to obtain qualified purchasers for both properties. It is not known if, or when, prospective purchasers might be obtained for these properties. Until such time as the properties are sold and closed, the Partnership will continue to lease, operate and maintain the properties.

For the three remaining quarters of 1999, the Partnership anticipates that revenues and expenses will continue to be at approximately the same levels as those achieved during the same periods of 1998. The Partnership also anticipates that revenues and expenses for the remainder of the year will not vary materially from the first three months.

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


                                  KFP 85-Ltd.
                                  (Registrant)

                                  By:      KPA, Inc.
                                  Managing General Partner

Date:    MAY 14, 1999             By:      /s/ TIMOTHY D. PAPPAS
      ----------------------               -------------------------------------
                                           Timothy D. Pappas,
                                           Vice President, Treasurer and
                                           Principal Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------

  27                          Financial Data Schedule