Form 10-Q
period 1999-06-30
KFP 85 LTD
filed 1999-08-11
CIK 755872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                JUNE 30, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------
                         Commission file number 2-93874
                                                -------
                                   KFP 85-LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       FLORIDA                                             59-2433930
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. employer identification no.)

             ONE SOUTHEAST THIRD AVENUE, 11TH FLOOR, MIAMI, FLORIDA
--------------------------------------------------------------------------------
       33131 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code       (305) 371-3592
                                                  ------------------------------
                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]    No [ ]

                                   KFP 85-LTD.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
    Item 1 - Financial statements (unaudited):
        Balance Sheets
           June 30, 1999 and December 31, 1998...............................3

        Statements of Operations
           For the three and six months ended June 30, 1999 and 1998.........4

        Statement of Partners' Equity  (Deficit)
           For the six months ended June 30, 1999............................5

        Statements of Cash Flows
           For the six months ended June 30, 1999 and 1998...................6

        Notes to Financial Statements........................................8

    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................11

PART II - OTHER INFORMATION

        Items 1 through 6 ..................................................15

        Signatures..........................................................16

                                   KFP 85-LTD.
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                                        JUNE 30,
                                                         1999           DECEMBER 31,
ASSETS                                                (UNAUDITED)           1998
------                                                -----------       ------------
Cash and interest-bearing deposits                   $     57,049        $   167,076
Escrow deposits                                           129,625             85,983
Accounts receivable, net of allowance
   for doubtful accounts of $54,634
   and $50,642 in 1999 and 1998,
   respectively                                            52,613             13,085
Mortgage notes receivable, net of
   allowance for uncollectible amounts
   of $14,000 in 1999 and 1998                            311,352            353,122
Rental properties, at lower of cost or
   market, less accumulated depreciation                3,318,196          3,303,529
Land and land development costs,
   at lower of cost or market, less
   accumulated depreciation                               468,000            468,000
Other assets                                              151,273            135,277
                                                     ------------       ------------
            Total assets                             $  4,488,108         $4,526,072
                                                     ============       ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
LIABILITIES:
   Accounts payable                                  $     46,812       $     15,176
   Accrued liabilities                                    170,883            132,665
   Tenant security deposits                                36,017             36,307
   Mortgage payable                                     4,340,778          4,381,508
                                                     ------------       ------------
            Total liabilities                           4,594,490          4,565,656
                                                     ------------       ------------

CONTINGENCIES (Note 4)

PARTNERS' EQUITY (DEFICIT):
   General partners                                      (127,379)          (126,043)
   Limited partners; 8,000 limited
      partnership units authorized;
      7,940 units issued and outstanding                   20,997             86,459
                                                     ------------       ------------
            Total partners' equity (deficit)             (106,382)           (39,584)
                                                     -------------      -------------
            Total liabilities and
                partners' equity (deficit)           $  4,488,108       $  4,526,072
                                                     =============      =============


              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                                   KFP 85-LTD.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                              THREE MONTHS                         SIX MONTHS
                                       ---------------------------        ---------------------------
                                           1999             1998              1999             1998
                                           ----             ----              ----             ----
REVENUES:
   Rental income                       $ 213,185         $ 211,239        $ 424,570         $ 423,211
   Interest income                         6,268             7,549           13,028            16,560
   Other income                            1,894               103            2,798             9,195
                                       ---------        ----------        ---------         ---------
            Total revenues               221,347           218,891          440,396           448,966
                                       ---------         ---------        ---------         ---------

EXPENSES:
   Interest and financing costs          113,467           115,509          227,464           231,496
   Property expenses                      64,435            55,772          124,107           132,098
   Selling, administration
      and other                           39,452            36,458           63,806            70,476
   Depreciation and
      amortization                        43,056            43,056           86,112            86,112
   Provision for losses on
      rental properties                    5,705                  -           5,705                 -
                                      ----------        ----------       ----------         ---------
            Total expenses               266,115           250,795          507,194           520,182
                                      ----------        ----------       ----------         ---------
            Net loss                  $  (44,768)       $  (31,904)      $  (66,798)        $ (71,216)
                                      ==========        ==========       ==========         =========

PER UNIT AMOUNTS TO
LIMITED PARTNERS:
Net loss after allocations
   to General Partners
   of  $(895), $(638),
   $(1,336) and $(1,424),
   respectively                       $    (5.52)       $    (3.94)      $    (8.24)        $    (8.79)
                                      ==========        ==========       ==========         ==========

Weighted average units
  outstanding                              7,940             7,940            7,940              7,940
                                      ==========        ==========       ==========         ==========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                GENERAL      LIMITED
PARTNERS' EQUITY (DEFICIT)      PARTNERS     PARTNERS       TOTAL
--------------------------      --------     --------       -----
December 31, 1998              $(126,043)    $ 86,459    $ (39,584)

Net loss                          (1,336)     (65,462)     (66,798)
                               ---------     ---------   ---------
June 30, 1999                  $(127,379)    $ 20,997    $(106,382)
                               =========     ========    =========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                1999              1998
                                                             ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $ (66,798)       $  (71,216)
     Adjustments to reconcile net loss
       to net cash provided by (used in)
       operating activities-
         Depreciation and amortization                          86,112            86,112
         Provision for losses on rental properties               5,705                 -
         Provision for doubtful accounts                         3,992            11,851
         Changes in assets and liabilities:
            Increase in escrow deposits                        (43,642)          (69,733)
            (Increase) decrease in accounts receivable         (43,520)            4,667
            (Increase) decrease in other assets                (15,996)           13,418
            Increase in accounts payable                        31,636            19,790
            Increase in accrued liabilities                     38,218            30,144
            Decrease in tenant security deposits                  (290)          (10,153)
                                                             ----------       ----------
                 Net cash provided by (used in)
                    operating activities                        (4,583)           14,880
                                                             ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on mortgage notes                         5,426             6,228
     Capital expenditures                                      (70,140)                -
                                                             -----------      ----------
                 Net cash provided by (used in)
                    investing activities                       (64,714)            6,228
                                                             ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of  mortgage payable                            (40,730)          (36,733)
                                                             ----------       ----------
NET DECREASE IN CASH AND
     INTEREST-BEARING DEPOSITS                                (110,027)          (15,625)

CASH AND INTEREST-BEARING DEPOSITS,
     BEGINNING OF THE PERIOD                                   167,076           210,373
                                                             ---------        ----------

CASH AND INTEREST-BEARING DEPOSITS,
     END OF THE PERIOD                                       $  57,049          $194,748
                                                             =========        ==========

                                   (Continued)

                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                   (Continued)

                                                         1999           1998
                                                       -------        --------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest                              $226,419       $230,417
                                                       ========       ========

SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES:

   Rental property acquired through foreclosure
      of  mortgage note receivable                     $ 36,343       $       -
                                                       ========       =========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 1999 and December 31, 1998, the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998, partners' equity (deficit) for the six-month period ended June 30, 1999, and cash flows for the six-month periods ended June 30, 1999 and 1998.

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

(2) RELATED PARTY TRANSACTIONS:

Property management fees paid to Keyes Asset Management, Inc. ("KAMI") for management of various rental properties totaled $7,500 and $8,250 for the three months ended June 30, 1999 and 1998, respectively, $15,000 and $16,500 for the six months ended June 30, 1999 and 1998, respectively, and are included in property expenses in the accompanying statements of operations.

During the three months ended June 30, 1999 and 1998, $37,424 and $9,431, respectively, and during the six months ended June 30, 1999 and 1998, $40,584 and $12,778, respectively, was paid or payable to KAMI in connection with the securing of tenants for certain leases. The unamortized portions of leasing commissions to KAMI are included in other assets in the accompanying balance sheets and are being amortized on a straight-line basis over the lives of the respective leases.

As of June 30, 1999, $37,424 was payable to KAMI for leasing commissions and is included as part of accounts payable in the accompanying balance sheets.

(3) MORTGAGE PAYABLE:

Mortgage payable was as follows:
                                                JUNE 30,            DECEMBER 31,
                                                  1999                 1998
                                                --------            ------------
Mortgage loan secured by Northpark Commerce
Center, bearing interest at 10.375%, payable
in monthly installments of $44,525
representing principal and interest, final
payment due May 1, 2017
                                                $4,340,778          $4,381,508
                                                ==========          ==========

(4) CONTINGENCIES:

The Partnership sustained significant losses in each of the last three calendar years. Operations of the Partnership consumed cash of $4,583 during the six months ended June 30, 1999. As of June 30, 1999, cash and interest-bearing deposits were insufficient to pay the Partnership's current accounts payable, accrued liabilities and current portion of the mortgage loan payable. However, as of June 30, 1999, the Partnership had an escrow balance of $129,625 available to pay future real estate taxes that were included as part of accrued liabilities.

During 1998, the Partnership began actively marketing for sale Northpark Commerce Center ("Northpark") and Commercial Boulevard Center ("Commercial"), the two rental properties remaining in its investment portfolio. As disclosed in
Note 5, Subsequent Event, effective July 28, 1999, the Partnership entered into an agreement to sell Northpark. During the remainder of 1999, the Partnership intends to continue seeking a qualified buyer for Commercial but there is no guarantee that the Partnership will be able to find a buyer before the end of 1999. There is also no guarantee that the estimated realizable value will be achieved when the property is ultimately sold.

On April 9, 1999, the Partnership obtained final judgment of foreclosure on a mortgage note receivable held by the Partnership. Through this foreclosure, the Partnership obtained title to a condominium warehouse unit located at LeJeune Industrial Park ("LeJeune"). At the time of foreclosure, the outstanding principal balance of the mortgage note receivable was $36,344 and the Partnership incurred costs of $4,361 related to foreclosure. The Partnership intends to market that unit for sale and anticipates that the selling price, net of expenses, will be approximately $35,000. Accordingly, during the three months ended June 30, 1999, the Partnership reduced the carrying value of the LeJeune unit by including a provision of $5,705 for losses on rental properties in the accompanying statement of operations. It is not presently known how long the Partnership may have to hold the unit before a qualified purchaser is found and there is no guarantee that the estimated selling price will be achieved when the unit is ultimately sold.

(5) SUBSEQUENT EVENT:

Effective July 28, 1999, the Partnership entered into a Reinstatement and Fourth Amendment to an Agreement for Sale and Purchase ("Reinstatement") of Northpark located in Orlando, Orange County, Florida. The Reinstatement relates to an Agreement for Sale and Purchase ("Agreement") originally entered into on August 20, 1998 and subsequently terminated by the purchaser on November 2, 1998.

Terms of the Reinstatement call for the Partnership to sell its interest in land, buildings and tangible personal property to an unrelated purchaser for a selling price of $5,652,500. The Reinstatement provides the purchaser with a 30-day inspection period during which it has the right to perform certain inspections and investigations of the property and the Partnership's records. Under certain conditions, the inspection period may be extended and prior to the end of the inspection period, the purchaser may terminate the Reinstatement without any penalty or obligation to proceed with the purchase.

As of June 30, 1999, the carrying value of the land, buildings, improvements and tangible personal property at Northpark was $3,283,196. As of June 30, 1999, the Partnership also had deferred leasing commissions and deferred loan costs related to Northpark of approximately $74,600 and $48,000, respectively. These costs would offset any gain that would result from the sale of Northpark. The property was pledged as collateral against a mortgage loan with an outstanding principal balance of $4,340,778.

At the time of closing, the Partnership will be obligated to pay its pro-rata share of usual and customary closing costs and other expenses of sale out of the proceeds. It is anticipated that those costs could total approximately $450,000 including a real estate brokerage commission of $339,150, part of which would be paid to KAMI.

No closing date has been established for the sale of Northpark and there is no guarantee that the purchaser will proceed with the closing. Should the purchaser terminate the Reinstatement in accordance with terms contained in it, the Partnership will continue seeking a qualified buyer for Northpark.

                                   KFP 85-LTD.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and interest-bearing deposits decreased by $110,027 during the six months ended June 30, 1999 compared to a decrease of $15,625 during the same period in 1998. As discussed in subsequent paragraphs, the large decrease in cash and interest-bearing deposits in the six months of 1999 is primarily attributable to capital expenditures of $70,140 and an increase in accounts receivable of $43,520.

During the six months ended June 30, 1999, cash of $4,583 was used in operations compared to cash of $14,880 provided by operations during the same period in 1998. For the three months ended June 30, 1999, cash of $49,948 was provided by operations while $437 was used in operations during the three months ended June 30, 1998. The primary source of cash from operations during in the three months ended June 30, 1999 was a transfer from funds held in escrow to the Partnership's operating cash. During the same time period of 1999, there was also an increase in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and other assets, that contributed to increased cash from operations.

The Partnership's balance of funds held in escrow increased by $43,642 and $69,733 during the six months ended June 30, 1999 and 1998, respectively. The Partnership's balance of funds held in escrow decreased by $37,862 during the three months ended June 30, 1999 and increased by $32,048 during the three months ended June 30, 1998. The Partnership has escrow deposits that are held by a third-party escrow agent appointed by the mortgage lender of Northpark Commerce Center ("Northpark"). Rents collected from tenants at Northpark are deposited with the escrow agent and are held primarily for payment of monthly mortgage payments and future real estate taxes. From time to time, excess funds are released into the Partnership's general funds and the timing of such releases may vary over the course of each year. In June 1999, the escrow agent released $50,000 of funds that was used to pay for tenant space improvements at Northpark.

Accounts receivable, consisting primarily of rents due from tenants, increased by $34,200 during the second quarter of 1999. A significant portion of the increase was attributable to a major tenant with whom the Partnership was negotiating a five-year lease extension and expansion. In June 1999, the lease extension negotiation was successfully finalized and payment received from the tenant in July 1999.

There were no cash distributions to partners during the first six months of 1999 or 1998.

Principal payments of the Northpark mortgage totaled $20,628 and $40,730 during the three and six months ended June 30, 1999, respectively. During the same periods of 1998, principal payments of the mortgage totaled $18,603 and $36,733, respectively. For the remainder of 1999, subject to the outcome of the pending sale of Northpark, the Partnership anticipates it will make principal payments of $42,890 on the mortgage loan. At any time after May 1, 1999, the Northpark lender may call the mortgage note upon six months prior notice. At the present time, the Partnership does not anticipate that the lender will call the obligation, but there is no guarantee that it will not occur.

The Partnership does not intend to acquire any additional properties for its investment portfolio. At Northpark, however, the Partnership may be required to provide certain tenant space improvements to retain or attract tenants. During the three months ended June 30, 1999, the Partnership negotiated a five-year lease extension and space expansion with an existing tenant. Under the extended lease, this tenant will occupy approximately 40% of leaseable space at Northpark. As an inducement for the tenant to remain at Northpark and lease additional warehouse space, the Partnership agreed to make tenant space improvements of $65,779. The cost of the improvements was capitalized as part of rental properties and will be amortized over the life of the lease. While the cost of additional future tenant improvements, if any, is not known, the Partnership does not anticipate that the required costs will be material.

On April 9, 1999, the Partnership obtained final judgment of foreclosure on a mortgage note receivable held by the Partnership. Through this foreclosure, the Partnership obtained title to a condominium warehouse unit located at LeJeune Industrial Park ("LeJeune"). At the time of foreclosure, the outstanding principal balance of the mortgage note receivable was $36,344 and the Partnership incurred costs of $4,361 related to foreclosure. The Partnership intends to market that unit for sale and anticipates that the selling price, net of expenses, will be approximately $35,000. Accordingly, during the three months ended June 30, 1999, the Partnership reduced the carrying value of the LeJeune unit by including a provision of $5,705 for losses on rental properties in the statement of operations. It is not presently known how long the Partnership may have to hold the unit before a qualified purchaser is found and there is no guarantee that the estimated selling price will be achieved when the unit is ultimately sold.

Effective July 28, 1999, the Partnership entered into a Reinstatement and Fourth Amendment to an Agreement for Sale and Purchase ("Reinstatement") of Northpark located in Orlando, Orange County, Florida. The Reinstatement relates to an Agreement for Sale and Purchase originally entered into on August 20, 1998 and subsequently terminated by the purchaser on November 2, 1998. Terms of the Reinstatement call for the Partnership to sell its interest in land, buildings and tangible personal property to an unrelated purchaser for a selling price of $5,652,500. The Reinstatement provides the purchaser with a 30-day inspection period during which it has the right to perform certain inspections and investigations of the property and the Partnership's records. Under certain conditions, the inspection period may be extended and prior to the end of the inspection period, the purchaser may terminate the Reinstatement without any penalty or obligation to proceed with the purchase.

As of June 30, 1999, the carrying value of the land, buildings, improvements and tangible personal property at Northpark was $3,283,196. As of June 30, 1999, the Partnership also had deferred leasing commissions and deferred loan costs related to Northpark of approximately $74,600 and $48,000, respectively. These costs would offset any gain that would result from the sale of Northpark. The property was pledged as collateral against a mortgage loan with an outstanding principal balance of $4,340,778. At the time of closing, the Partnership will be obligated to pay its pro-rata share of usual and customary closing costs and other expenses of sale out of the proceeds. It is anticipated that those costs could total approximately $450,000 including a real estate brokerage commission of $339,150, part of which would be paid to Keyes Asset Management, Inc., a company affiliated with the General Partner.

At the present time, no closing date has been established for the sale of Northpark and there is no guarantee that the purchaser will proceed with the closing. Should the purchaser terminate the Reinstatement in accordance with terms contained in it, the Partnership will continue seeking a qualified buyer for Northpark. The Partnership will continue to lease and operate Northpark until the closing date.

Should the Partnership close on the Northpark sale, the LeJeune condominium warehouse unit and the land and building located at the Commercial Boulevard Center ("Commercial") in Broward County, Florida will be the remaining properties in the Partnership's investment portfolio. The Partnership is seeking qualified purchasers for each of those properties. There is no guarantee that the Partnership will be able to find buyers for those properties before the end of 1999. There is also no guarantee that the estimated realizable values will be achieved when the properties are ultimately sold.

Other than those items discussed above, the Partnership does not anticipate any material changes to its financial condition during the remainder of 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The on-going rental operations of the Partnership were similar and generally consistent during the three-month and six-month periods ended June 30, 1999 and 1998. Occupancy levels at Northpark were approximately 90% during 1999 and 1998 while Commercial remained vacant in 1999 after the voluntary bankruptcy of its tenant in June 1998. Property expenses of the Partnership also remained at approximately the same levels during the three-month and six-month periods of 1999 and 1998.

Interest income declined in 1999 when compared to 1998. This decline was due primarily to a decrease in mortgage notes receivable balances. In prior years, mortgage notes were accepted when the Partnership sold LeJeune condominium units and interest earned on mortgage balances declines as principal payments and mortgage payoffs are received by the Partnership.

During the second quarter of 1999, the Partnership included a provision of $5,705 for losses on rental property. This provision related to the LeJeune condominium warehouse unit obtained through foreclosure in April 1999. The carrying value of the unit was reduced from $40,705 to its estimated realizable value of $35,000.

As discussed under Material Changes in Financial Condition, the Partnership entered into an agreement to sell Northpark to a purchaser that is not affiliated with the Partnership or the General Partner. Based on the agreement that was effective July 28, 1999, the Partnership would recognize a gain from the sale of Northpark should the closing take place. At the present time, however, there is no guarantee that the purchaser will proceed with the closing of the property and there is no guarantee that the purchase price will not be modified based upon findings resulting from the purchaser's property inspections.

Subject to the sale of any or all of the properties remaining in the Partnership's portfolio, revenues and expenses for the remainder of 1999 are expected to remain at approximately the same levels as those achieved during the first six months of 1999.

OTHER

Certain items discussed in this report may constitute forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

                                   KFP 85-Ltd.
                                  (Registrant)

                                             By: KPA, Inc.
                                                 Managing General Partner

Date:          AUGUST 11, 1999               By:  /S/ TIMOTHY D. PAPPAS
     ---------------------------------           ---------------------
                                                 Timothy D. Pappas,
                                                 Vice President, Treasurer and
                                                 Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT                      DESCRIPTION
-------                      -----------
  27                         Financial Data Schedule