Form 10-Q
period 1999-09-30
KFP 85 LTD
filed 1999-11-03
CIK 755872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to____________________________________

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

           September 30, 1999 and December 31, 1998............................3

        Statements of Operations

           For the three and nine months ended September 30, 1999 and 1998.....4

        Statement of Partners' Equity (Deficit)

           For the nine months ended September 30, 1999........................5

        Statements of Cash Flows

           For the nine months ended September 30, 1999 and 1998...............6

        Notes to Financial Statements..........................................8

    Item 2 - Management's Discussion and Analysis of Financial

        Condition and Results of Operations...................................13

PART II - OTHER INFORMATION

             Items 1 through 6 ...............................................17

             Signatures.......................................................18

                                   KFP 85-LTD.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)

                                                 SEPTEMBER 30,      DECEMBER 31,
ASSETS                                               1999              1998
------                                            -----------          ----
Cash and interest-bearing deposits                $    19,980      $   167,076
Escrow deposits                                       173,025           85,983
Accounts receivable, net of allowance
   for doubtful accounts of $26,088
   and $50,642 in 1999 and 1998,
   respectively                                        24,224           13,085
Mortgage notes receivable, net of
   allowance for uncollectible amounts
   of $14,000 in 1999 and 1998                        305,973          353,122
Rental properties, at lower of cost or
   market, less accumulated depreciation            3,303,845        3,303,529
Land and land development, at
   lower of cost or market, less
   accumulated depreciation                           468,000          468,000
Other assets                                          175,016          135,277
                                                  -----------      -----------
             Total assets                         $ 4,470,063      $ 4,526,072
                                                  ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
LIABILITIES:

   Accounts payable                               $    18,818      $    15,176
   Accrued liabilities                                197,734          132,665
   Tenant security deposits                            37,039           36,307
   Mortgage payable                                 4,319,610        4,381,508
                                                  -----------      -----------
             Total liabilities                      4,573,201        4,565,656
                                                  -----------      -----------

CONTINGENCIES (Note 5)

PARTNERS' EQUITY (DEFICIT):
   General partners                                  (127,314)        (126,043)
   Limited partners; 8,000 limited
      partnership units authorized;
      7,940 units issued and outstanding               24,176           86,459
                                                  -----------      -----------
             Total partners' equity (deficit)        (103,138)         (39,584)
                                                  -----------      -----------
             Total liabilities and
                partners' equity (deficit)        $ 4,470,063      $ 4,526,072
                                                  ===========      ===========

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                                   KFP 85-LTD.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                 THREE MONTHS                 NINE MONTHS
                                                 ------------                 -----------
                                             1999          1998           1999           1998
                                          ---------     ---------      ---------      ---------
REVENUES:
   Rental income                          $ 206,013     $ 197,542      $ 630,583      $ 620,753
   Interest income                            6,077         8,097         19,105         24,657
   Other income                               1,217            90          4,015          9,285
                                          ---------     ---------      ---------      ---------
     Total revenues                         213,307       205,729        653,703        654,695
                                          ---------     ---------      ---------      ---------
EXPENSES:
   Interest and financing costs             112,922       115,018        340,386        346,514
   Property expenses                         58,240        67,982        182,347        200,080
   Selling, administration
     and other                               24,549        26,584         88,355         97,060
   Depreciation and
     amortization                            14,352        43,055        100,464        129,167
   Provision for losses on
     rental properties                           --            --          5,705             --
   Provision for losses on land
     and land development costs                  --        84,839             --         84,839
                                          ---------     ---------      ---------      ---------
       Total expenses                       210,063       337,478        717,257        857,660
                                          ---------     ---------      ---------      ---------
      Net income (loss)                   $   3,244     $(131,749)     $ (63,554)     $(202,965)
                                          =========     =========      =========      =========

PER UNIT AMOUNTS TO LIMITED PARTNERS:
      Net income (loss) after
        allocations to General
        Partners of $65,
        $(2,635), $(1,271) and
        $(4,059), respectively            $    0.40     $  (16.26)     $   (7.84)     $  (25.05)
                                          =========     =========      =========      =========
      Weighted average units
        outstanding                           7,940         7,940          7,940          7,940
                                          =========     =========      =========      =========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                GENERAL        LIMITED
PARTNERS' EQUITY (DEFICIT)      PARTNERS       PARTNERS        TOTAL
--------------------------     ---------      ---------      ---------

December 31, 1998              $(126,043)     $  86,459      $ (39,584)

Net loss                          (1,271)       (62,283)       (63,554)
                               ---------      ---------      ---------
September 30, 1999             $(127,314)     $  24,176      $(103,138)
                               =========      =========      =========


              The accompanying notes to financial statements are an
                        integral part of this statement.

                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                        1999            1998
                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                         $ (63,554)     $(202,965)
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities-
        Depreciation and amortization                   100,464        129,167
        Provision for losses on rental properties         5,705             --
        Provision for losses on land and
           land development costs                            --         84,839
        Provision for doubtful accounts                   7,547         17,531
        Changes in assets and liabilities:
           Increase in escrow deposits                  (87,042)       (43,675)
           Increase in accounts receivable              (18,688)        (6,213)
           (Increase) decrease in other assets          (39,739)         1,469
           Increase in accounts payable                   3,642         11,203
           Increase in accrued liabilities               65,069         46,215
           Increase (decrease) in tenant
               security deposits                            732        (10,153)
                                                      ---------      ---------
                 Net cash provided by (used in)
                    operating activities                (25,864)        27,418
                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on mortgage notes                 10,806          9,399
     Capital expenditures                               (70,140)            --
                                                      ---------      ---------
                 Net cash provided by (used in)
                    investing activities                (59,334)         9,399
                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of mortgage payable                      (61,898)       (55,824)
                                                      ---------      ---------

NET DECREASE IN CASH AND
     INTEREST-BEARING DEPOSITS                         (147,096)       (19,007)

CASH AND INTEREST-BEARING DEPOSITS,
     BEGINNING OF THE PERIOD                            167,076        210,373
                                                      ---------      ---------
CASH AND INTEREST-BEARING DEPOSITS,
     END OF THE PERIOD                                $  19,980      $ 191,366
                                                      =========      =========

                                   (Continued)

                                   KFP 85-LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                   (Continued)

                                                        1999         1998
                                                      --------     --------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest                             $338,826     $344,901
                                                      ========     ========

SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES:

     Rental property acquired through foreclosure
        of mortgage note receivable                   $ 36,343     $     --
                                                      ========     ========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION:

The balance sheet as of December 31, 1998, which has been derived from audited statements, and the unaudited interim financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although KFP 85-Ltd. (the "Partnership") believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's annual report on Form 10-K as of December 31, 1998.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 1999 and December 31, 1998, the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, partners' equity (deficit) for the nine-month period ended September 30, 1999, and cash flows for the nine-month periods ended September 30, 1999 and 1998.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. The Partnership adopted SOP 98-1 prospectively effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the Partnership's financial position or results of operations.

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense costs of start-up activities, including pre-operating, pre-opening and organizational activities, as those costs are incurred. The Partnership adopted SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 did not have a material effect on the Partnership's financial position or results of operations.

The Partnership is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," amends the effective date of SFAS No. 133 to all fiscal quarters beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity shall recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As the Partnership does not enter into derivative type arrangements, the adoption of SFAS No. 133 will not have a material impact on the Partnership's financial statements.

(2) RELATED PARTY TRANSACTIONS:

Property management fees paid to Keyes Asset Management, Inc. ("KAMI") for management of various rental properties totaled $7,500 and $7,750 for the three months ended September 30, 1999 and 1998, respectively, and $22,500 and $24,250 for the nine months ended September 30, 1999 and 1998, respectively, and are included in property expenses in the accompanying statements of operations.

During the three months ended September 30, 1999 and 1998, $18,886 and $1,957, respectively, and during the nine months ended September 30, 1999 and 1998, $59,470 and $11,388, respectively, was paid to KAMI in connection with the securing of tenants for certain leases. The unamortized portions of leasing commissions to KAMI are included in other assets in the accompanying balance sheets and are being amortized on a straight-line basis over the lives of the respective leases.

(3) MORTGAGE PAYABLE:

                                               September 30,  December 31,
                                                   1999          1998
                                                ==========     ==========
Mortgage loan secured by Northpark Commerce
Center, bearing interest at 10.375%,
payable in monthly installments
of $44,525 representing principal and
interest, final payment due May 1, 2017

                                                $4,319,610     $4,381,508
                                                ==========     ==========

4) IMPAIRMENT OF LONG-LIVED ASSETS:

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

During the nine months ended September 30, 1999, the recorded value of a condominium warehouse unit located at LeJeune Industrial Park ("LeJeune"), located in Miami-Dade County, Florida, and included as part of rental properties, was reduced by $5,705 to its estimated realizable value of $35,000.

As described in Note 5, the Partnership has entered into an agreement for the sale of Northpark Commerce Center ("Northpark"). SFAS No. 121 states that assets that are held for disposal shall not be depreciated while they are held for disposal. Therefore, no depreciation was recorded for Northpark after July 28, 1999, the effective date of the contract.

During the third quarter of 1998, the carrying value of land and land development costs of Commercial Boulevard Center ("Commercial"), located in the city of Lauderhill, Broward County, Florida, was reduced by $84,839 to its estimated net realizable value of $468,000. The provision was recorded to reflect the net book value of the property at its estimated selling price, net of anticipated selling expenses. There is no guarantee that the estimated realizable value will be achieved when Commercial is ultimately sold.

(5) CONTINGENCIES:

The Partnership sustained significant losses in each of the last three calendar years. The Partnership consumed net cash of $25,864 for operating activities during the nine months ended September 30, 1999. As of September 30, 1999, cash and interest-bearing deposits were insufficient to pay the Partnership's current accounts payable, accrued liabilities and current portion of the mortgage loan payable. However, the Partnership had an escrow balance of $173,025 available to pay future real estate taxes that were included as part of accrued liabilities.

During 1998, the Partnership began actively marketing for sale Northpark and Commercial, the two rental properties remaining in its investment portfolio. As disclosed in the following paragraph, the Partnership has entered into an agreement to sell Northpark. During the remainder of 1999, the Partnership intends to continue seeking a qualified buyer for Commercial but there is no guarantee that the Partnership will be able to find a buyer before the end of 1999. There is also no guarantee that the estimated realizable value will be achieved when the property is ultimately sold.

Effective July 28, 1999, the Partnership entered into a Reinstatement and Fourth Amendment to an Agreement for Sale and Purchase ("Reinstatement") of Northpark located in Orlando, Orange County, Florida. The Reinstatement relates to an Agreement for Sale and Purchase originally entered into on August 20, 1998 and subsequently terminated by the Purchaser on November 2, 1998.

The terms of the Reinstatement call for the Partnership to sell its interest in land, buildings and tangible personal property to an unrelated purchaser for a selling price of $5,652,500. The Reinstatement provided the purchaser with a 30-day inspection period during which it had the right to perform certain inspections and investigations of the property and the Partnership's records. During its inspection, the Purchaser obtained a survey of the Northpark property from an independent licensed surveyor. The Purchaser's survey indicated that one fence owned by Northpark encroached upon an adjacent property while the Partnership's independent survey indicated that the fence was correctly located on the Northpark property. The Partnership is working to resolve this issue and, until the discrepancy between the two surveys is resolved, the closing on the sale of Northpark will be delayed. It is not presently known when the closing will take place. If the Partnership is unable to resolve this discrepancy in a reasonable amount of time, the Purchaser would be allowed to terminate the Reinstatement without any penalty or obligation to proceed with the purchase.

As of September 30, 1999, the carrying value of the land, buildings, improvements and tangible personal property at Northpark was $3,268,845. As of September 30, 1999, the Partnership also had deferred leasing commissions and deferred loan costs related to Northpark of approximately $86,650 and $47,360, respectively. These costs would offset any gain that would result from the sale of Northpark. At the time of closing, the Partnership will be obligated to pay its pro-rata share of usual and customary closing costs and other expenses of sale out of the proceeds. It is anticipated that those costs could total approximately $450,000 including a real estate brokerage commission of $339,150, part of which would be paid to KAMI. The property was pledged as collateral against the mortgage loan described in Note 3.

At the present time, no closing date has been established for the sale of Northpark and there is no guarantee that the purchaser will proceed with the closing. Should the purchaser terminate the Reinstatement in accordance with the terms contained in the Reinstatement, the Partnership will continue seeking a qualified buyer for Northpark.

In April 1999, through foreclosure on a mortgage note receivable, the Partnership obtained title to a condominium warehouse unit at LeJeune. The Partnership is actively seeking a purchaser for this warehouse unit. It is presently not known how long the unit will have to be held before a qualified buyer is found and there is no guarantee that the Partnership will be able to sell the unit at or above its carrying value of $35,000.

Prior to the end of 1999, the Partnership anticipates that it will reacquire two additional condominium warehouse units located at LeJeune through foreclosure of mortgage notes receivable that the Partnership holds. The unpaid balance of the mortgage notes is approximately $63,000. The Partnership anticipates that it will be able to re-sell those units for an amount equal to or higher than the unpaid mortgage balances. However, there is no guarantee that the Partnership will be able to sell the units for such amount. At the present time, it is not known exactly when the units will be reacquired or how long the units will have to be held before they are re-sold.

(6) COMPREHENSIVE INCOME:

The objective of reporting comprehensive income is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive income of the Partnership was equal to net income for all periods presented.

                                   KFP 85-LTD.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Partnership's results of operations and financial condition should be read in conjunction with the unaudited interim financial statements and the related notes included herein and the financial statements for the year ended December 31, 1998 appearing in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and interest-bearing deposits decreased by $147,096 during the nine months ended September 30, 1999, compared to a decrease of $19,007 during the same period of 1998. The larger decrease in cash and interest-bearing deposits for the nine months of 1999 was primarily attributable to expenditures for tenant improvements of $70,140 at Northpark Commerce Center ("Northpark") and an increase of $43,367 over 1998 amounts in funds added to the Partnership's escrow deposits.

During the nine months ended September 30, 1999, cash of $25,864 was used in operations compared to cash of $27,418 provided by operations during the nine months ended September 30, 1998. For the three months ended September 30, 1999 cash of $21,281 was used in operations compared to cash of $12,538 provided by operations during the same time period of 1998. Several factors accounted for the difference in cash from operations during the nine months of 1999 to 1998. An increase of $18,688 in accounts receivable, payments totaling $59,740 for deferred leasing commissions, which are included in other assets, and an increase of $87,042 of funds held as escrow deposits were the primary reasons for the decrease in cash from operations during the nine months of 1999.

The Partnership has escrow deposits that are held by a third-party escrow agent appointed by the mortgage lender of Northpark. Rents collected from tenants at Northpark are deposited with the escrow agent and are held primarily for payment of monthly mortgage installment payments and future real estate taxes. From time to time, excess funds are released into the Partnership's general funds and the timing of such releases may vary over the course of each year. In August 1999, the escrow agent released $60,000 of funds into the Partnership's general account that was used to pay the Partnership's normal operating expenses as well as certain leasing commissions.

There were no cash distributions to partners during the nine months ended September 30, 1999 or 1998.

Principal payments on the Northpark Commerce Center mortgage totaled $21,168 and $61,898 during the three and nine months ended September 30, 1999, respectively, During the same periods of 1998, principal payments on the mortgage totaled $19,091 and $55,824, respectively. During the remainder of 1999, subject to the outcome of the pending sale of Northpark, the Partnership anticipates that it will make principal payments of $21,722 on the mortgage loan. At any time after May 1, 1999, the Northpark lender may call the mortgage note upon six months prior notice. At the present time, the Partnership does not anticipate that the lender will call the obligation, but there is no guarantee that it will not occur.

The Partnership does not intend to acquire any additional properties for its investment portfolio. However, as long as the Partnership still owns Northpark, it may be required to provide certain tenant space improvements to retain or attract tenants. During the second quarter of 1999, the Partnership agreed to make tenant space improvements of $65,779 as an inducement for a major tenant to remain at Northpark and lease additional warehouse space. While the cost of future tenant improvements, if any, is not known, the Partnership does not anticipate that the required costs will be material.

Effective July 28, 1999, the Partnership entered into a Reinstatement and Fourth Amendment to an Agreement for Sale and Purchase ("Reinstatement") of Northpark located in Orlando, Orange County, Florida. The Reinstatement relates to an Agreement for Sale and Purchase originally entered into on August 20, 1998 and subsequently terminated by the Purchaser on November 2, 1998.

The terms of the Reinstatement call for the Partnership to sell its interest in land, buildings and tangible personal property to an unrelated purchaser for a selling price of $5,652,500. The Reinstatement provided the purchaser with a 30-day inspection period during which it had the right to perform certain inspections and investigations of the property and the Partnership's records. During its inspection, the Purchaser obtained a survey of the Northpark property from an independent licensed surveyor. The Purchaser's survey indicated that one fence owned by Northpark encroached upon an adjacent property while the Partnership's independent survey indicated that the fence was correctly located on the Northpark property. The Partnership is working to resolve this issue and, until the discrepancy between the two surveys is resolved, the closing on the sale of Northpark will be delayed. It is not presently known when the closing will take place. If the Partnership is unable to resolve this discrepancy in a reasonable amount of time, the Purchaser would be allowed to terminate the Reinstatement without any penalty or obligation to proceed with the purchase.

As of September 30, 1999, the carrying value of the land, buildings, improvements and tangible personal property at Northpark was $3,268,845. As of September 30, 1999, the Partnership also had deferred leasing commissions and deferred loan costs related to Northpark of approximately $86,650 and $47,360, respectively. These costs would offset any gain that would result from the sale of Northpark. At the time of closing, the Partnership will be obligated to pay its pro-rata share of usual and customary closing costs and other expenses of sale out of the proceeds. It is anticipated that those costs could total approximately $450,000 including a real estate brokerage commission of $339,150, part of which would be paid to KAMI. The property was pledged as collateral against the mortgage loan with an outstanding principal balance of $4,319,610 as of September 30, 1999.

In April 1999, through foreclosure on a mortgage note receivable, the Partnership obtained title to a condominium warehouse unit at LeJeune Industrial Park ("LeJeune") located in Miami-Dade County, Florida. The Partnership is actively seeking a purchaser for this warehouse unit. It is presently not known how long the unit will have to be held before a qualified buyer is found and there is no guarantee that the Partnership will be able to sell the unit at or above its carrying value of $35,000.

Prior to the end of 1999, the Partnership anticipates that it will reacquire two additional condominium warehouse units located at LeJeune through foreclosure of mortgage notes receivable that the Partnership holds. The unpaid balance of the mortgage notes is approximately $63,000. The Partnership anticipates that it will be able to re-sell those units for an amount equal to or higher than the unpaid mortgage balances. However, there is no guarantee that the Partnership will be able to sell the units for such amount. At the present time, it is not known exactly when the units will be reacquired or how long the units will have to be held before they are re-sold.

Other than those items discussed above, the Partnership does not anticipate any material changes to its financial condition during the remainder of 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and other income, when combined, increased slightly in the three months and nine months ended September 30, 1999 when compared to the same periods of 1998. This increase was primarily attributable to slightly higher rental rates achieved at Northpark and the temporary rental of the reacquired warehouse at LeJeune.

Interest income declined in 1999 when compared to 1998. This decline was due primarily to a decrease in mortgage notes receivable balances. In prior years, mortgage notes were accepted when the Partnership sold LeJeune condominium units and interest earned on the mortgage balances declines as principal payments and mortgage payoffs are received by the Partnership.

Partnership expenses, excluding the provision for losses on rental properties and land and land development, decreased in the nine months ended September 30, 1999 from 1998 levels. In 1998, the Partnership incurred costs of $28,000 for planned improvements and repairs to paving and interior space at Northpark. There were no similar repair expenses required in 1999. During 1998, the Partnership's expenses also included an increased provision for doubtful accounts and increased professional fees. These expenses were not required in 1999.

Depreciation expense for the three months and nine months ended September 30, 1999 was lower than that incurred during the same periods of 1998. This was due primarily to the fact that no depreciation was recorded for Northpark after July 28, 1999, the effective date of the Reinstatement. This treatment is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which states that assets that are held for disposal shall not be depreciated while they are held for disposal.

During the third quarter of 1998, the carrying value of land and land development costs of Commercial was reduced by $84,839 to its estimated net realizable value of $468,000. The provision was recorded to reflect the net book value of the property at its estimated selling price, net of anticipated selling expenses. There is no guarantee that the estimated realizable value will be achieved when Commercial is ultimately sold. During the second quarter of 1999, the Partnership reduced the recorded value of a condominium warehouse unit located at LeJeune by $5,705 to its estimated realizable value of $35,000.

Subject to the sale of any or all of the properties remaining in the Partnership's portfolio, revenues and expenses for the remaining three months of 1999 are expected to remain at approximately the same levels as those achieved during the first nine months of 1999.

FORWARD LOOKING STATEMENTS

Certain items discussed in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to publicly release updates or revisions to any forward-looking statements contained herein, to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

YEAR 2000

The Partnership has performed an assessment of the impact of the "Year 2000 issue" on its reporting systems and operations. The "Year 2000 issue" exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900, or not at all. Based on the Partnership's assessment, it believes that its critical operational systems substantially avoid the "Year 2000 issue," thereby enabling it to properly process vital financial and operational information. The total cost to the Partnership of its Year 2000 compliance activities has not been and is not presently anticipated to be material to the Partnership's business, results of operations, or financial condition.

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

                                           KFP 85-Ltd.
                                           (Registrant)

                                           By:   KPA, Inc.
                                                 Managing General Partner

Date:          NOVEMBER 3, 1999            By:  /S/ TIMOTHY D. PAPPAS
      ----------------------------------        -----------------------
                                                Timothy D. Pappas,
                                                Vice President, Treasurer and
                                                Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
-------                          -----------

   27                            Financial Data Schedule