Form 10-K
period 1999-12-31
KFP 85 LTD
filed 2000-02-04
CIK 755872

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the calendar year ended DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                           Commission file No. 2-93784

                                   KFP 85-LTD.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                      59 - 2433930
---------------------------              ---------------------------------------
  (State of Organization)                 (I.R.S. Employer Identification No.)

           ONE SOUTHEAST THIRD AVENUE, 11TH FLOOR, MIAMI FLORIDA 33131
      ---------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

       Registrant's Telephone Number, Including Area Code (305) 371- 3592

                                 NOT APPLICABLE
                -------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

    Securities registered pursuant to Section 12 (b) of the Act:

     TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON
                                                       WHICH REGISTERED

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

                             Yes [X]     No [ ]

                                     PART I

ITEM 1.

GENERAL BUSINESS

KFP 85-Ltd. (the "Partnership") is a limited partnership formed under Florida law in June 1984. In November 1984, the Partnership registered its offering with the Securities and Exchange Commission. This offering raised a total of $8,000,000 by selling 8,000 units of limited partnership interest to 676 unit owners.

Through December 31, 1999, the Partnership was engaged in operating, leasing, and maintaining a portfolio of commercial rental real estate and land located in the State of Florida. Effective December 31, 1999, KPA, Inc. (the "Managing General Partner") formulated a plan of liquidation whereby the remaining rental properties, land and mortgage notes receivable will be disposed of by sale. When the remaining properties have been sold and liabilities paid, partners will receive cash distributions in accordance with provisions contained in the Partnership Agreement. The Managing General Partner anticipates that the Partnership's liquidation will be completed prior to December 31, 2000. However, there is no guarantee that the Partnership will be able to sell its remaining assets prior to December 31, 2000.

Based on the Managing General Partner's plan of liquidation, the Partnership's financial reporting basis was changed from a going-concern basis to that of a liquidation basis effective December 31, 1999. The carrying amounts of the Partnership's assets are stated at their estimated realizable values and liabilities have been stated at their estimated settlement amounts on the statement of net assets. See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 1 to financial statements for detailed information regarding carrying value adjustments.

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

In addition to the decline in property market values, the excess amount of commercial rental space available within the Partnership's market area caused the Partnership's lease rates to remain close to, or below, prior year levels. During much of the Partnership's operation, there was a "buyer's market" with respect to commercial leasing, requiring rent incentives to attract and retain tenants. Together, all of these factors had a negative impact on the cumulative results of operations and cash flows of the Partnership.

The Partnership has no administrative employees as all administrative functions of the Partnership are provided by the Managing General Partner, or by affiliates of the Managing General Partner, which receive fees for the services performed.

ITEM 2.

PROPERTIES

The Partnership originally acquired nine properties for its investment portfolio at various times after the initial offering. Between 1990 and 1999, seven of those properties were either sold or deeded back to the lenders. The original properties purchased that are no longer in the Partnership's investment portfolio are as follows:

         Hideaway North Apartments  -       sold in 1990
         Firestone Plaza            -       sold in 1990
         Oakcrest Arms Apartments   -       deeded back in 1991
         Center West Plaza          -       deeded back in 1992
         Keyes Executive Center     -       deeded back in 1996
         Charlotte Commerce Center  -       sold in 1997
         Northpark Commerce Center  -       sold in 1999

As of December 31, 1999, two properties remain in the Partnership's investment portfolio, including one LeJeune Industrial Park condominium unit that was reacquired in 1999 through foreclosure of a mortgage note receivable. Detailed information regarding the properties still owned by the Partnership is contained in the respective property descriptions below. The Partnership is in the process of liquidation and is actively marketing the remaining properties.

COMMERCIAL BOULEVARD CENTER

On June 26, 1985, the Partnership purchased approximately 58,000 square feet of unimproved land located in the city of Lauderhill, Broward County, Florida. Through December 31, 1999, the Partnership had invested $575,206 in Commercial Boulevard Center ("Commercial"), including land, acquisition costs and subsequent site improvements such as landscaping and drainage. There is no outstanding mortgage obligation on Commercial.

The Partnership entered into a land lease agreement with a major fast-food restaurant (Long John Silver's) for one-half of the property, or 29,000 square feet. In February 1987, the tenant completed construction and opened its restaurant at Commercial.

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

As a result of the tenant's rejection of the Partnership's land lease agreement, the building constructed by the tenant on the Partnership's land became the property of the Partnership at no cost or associated indebtedness.

During the third quarter of 1998, the Partnership reevaluated the recorded value of the land and land development costs for Commercial. Because of the loss of Commercial's tenant, the Partnership determined that the property would be actively marketed for sale. Accordingly, the recorded value of the land and land development costs was reduced in 1998 by $84,839 to $468,000, its estimated net realizable value. This reduction was predicated upon the estimated selling price net of anticipated selling expenses. In 1999, the Partnership reviewed the estimated net realizable value and determined that it remained at $468,000. There is no guarantee that the Partnership will be able to find a qualified buyer during 2000 and there is no guarantee that the estimated realizable value will be achieved when Commercial is ultimately sold.

Until such time as a purchaser is found, the Partnership will perform and pay for any routine maintenance and insurance required for the property.

LEJEUNE INDUSTRIAL PARK

In 1985, the Partnership purchased unimproved land within an industrial park development known as North-Dade Commercial Park in the municipality of Opa-locka, Miami-Dade County, Florida. In 1986, the Partnership completed construction of two separate warehouse facilities containing 19 individual warehouse bays that ranged in size from 1,100 to 1,500 square feet. These units, known as LeJeune Industrial Park ("LeJeune"), were marketed by the Partnership as condominium warehouse units and, in 1997, the final remaining units were sold. During the selling period, the Partnership provided financing for some of the units and accepted mortgage notes from purchasers, generally for no more than 80% of the selling price.

In April 1999, the Partnership obtained final judgment of foreclosure on one delinquent mortgage note receivable held by the Partnership. Through this foreclosure, the Partnership obtained title to one condominium unit. At the time of foreclosure, the outstanding principal balance of the mortgage note receivable was $36,344 and the Partnership incurred costs of $4,361 related to foreclosure.

The Partnership is marketing this unit for sale and anticipates that the selling price, net of selling expenses, will be approximately $35,000. Accordingly, in 1999, the Partnership reduced the carrying value of the LeJeune unit by including a provision of $5,705 for losses on rental properties in the statement of operations.

As of December 31, 1999, two additional LeJeune mortgage notes receivable held by the Partnership were in default. The Partnership is in the process of foreclosure on the mortgage notes and anticipates that two additional units will be reacquired in 2000 through foreclosure. The principal balance on the delinquent mortgage notes totaled $63,147. When the Partnership obtains title to these units, it will market the units for sale and anticipates that the selling price, net of selling expenses, will be in an amount at least equal to the outstanding principal balance of the notes.

There is no guarantee that the Partnership will be able to find qualified buyers during 2000 and there is no guarantee that the estimated realizable value will be achieved when the LeJeune units are ultimately sold.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the units of limited partnership interest in the Partnership. As of December 31, 1999, there were 642 limited partners.

ITEM 6.

SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the Partnership's Financial Statements included in Item 8, Financial Statements and Supplementary Data. The periods included below are for each of the five years ended December 31 as indicated:

                                                  1999            1998             1997             1996             1995
                                              -----------     -----------      -----------      -----------      -----------
Total revenues                                $ 6,434,156     $   868,771      $ 1,936,768      $ 1,384,061      $ 1,230,792

Net income (loss)                               1,756,292        (264,658)         (73,452)         (51,291)        (428,950)

Net income (loss) per limited partnership
unit                                               205.32          (32.67)           (9.07)           (6.33)          (52.94)

Total assets                                    1,814,794       4,526,072        4,882,029        5,800,642        7,095,483

Notes and mortgages payable                             0       4,381,508        4,456,922        5,283,168        6,490,769

Partners' equity (deficit)                      1,716,708         (39,584)         225,074          298,526          349,817


ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

Effective December 31, 1999, the Managing General Partner formulated a plan of liquidation for the Partnership whereby the remaining rental properties, land and mortgage notes receivable will be disposed of by sale. Accordingly, the Partnership has changed its basis of accounting for periods subsequent to December 31, 1999, from the going-concern basis to the liquidation basis. The carrying value of the remaining assets as of December 31, 1999 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

During 1999, the Partnership's cash and interest-bearing deposits increased by $859,336 compared to a decrease of $43,297 in 1998. The difference between 1998 and 1999 was primarily attributable to cash proceeds of $969,505 received from the sale of real estate in 1999. This difference was partially offset by payments of accrued liabilities and refunds of tenant security deposits for the property that was sold.

During 1999, cash used in operations was $10,990 compared to $6,611 used in 1998. Escrow deposits that were held by a third-party escrow agent appointed by the mortgage lender of Northpark Commerce Center ("Northpark") were released into the Partnership's general funds upon the sale of Northpark in December 1999. These escrow deposits provided cash for operating activities and offset cash used to pay accrued liabilities and refund tenant security deposits for the property that was sold.

There were no cash distributions to partners during 1999 or 1998.

On December 1, 1999, the Partnership closed on the sale of Northpark for a total selling price of $5,652,500. At the time of the sale, the net book value of Northpark was $3,268,844, deferred financing costs were $46,897, deferred leasing commissions were $82,280 and selling expenses were $377,804, for a total cost of $3,775,825. The resulting gain on the sale of Northpark was $1,876,675. Selling expenses included real estate commissions of $339,150, of which $254,363 was paid to Keyes Asset Management, Inc., an affiliate of the Managing General Partner.

In April 1999, the Partnership obtained final judgment of foreclosure on a mortgage note receivable held by the Partnership. Through this foreclosure, the Partnership obtained title to a condominium warehouse unit located at LeJeune. At the time of foreclosure, the outstanding principal balance of the mortgage note receivable was $36,344 and the Partnership incurred costs of $4,361 related to the foreclosure. The Partnership is presently marketing the unit for sale and anticipates that the selling price, net of selling expenses, will be approximately $35,000. Accordingly, the Partnership reduced the carrying value of the LeJeune unit by including a provision of $5,705 for losses on rental properties.

During 2000, the Partnership anticipates that it will reacquire two additional condominium warehouse units located at LeJeune through foreclosure of two mortgage notes receivable that the Partnership holds. As of December 31, 1999, the unpaid principal balances of the delinquent mortgage notes totaled $63,147. The Partnership anticipates that it will be able to sell the reacquired units for an amount at least equal to the outstanding principal balances of the notes. However, there is no guarantee that the Partnership will be able to sell the units for that amount. At the present time, it is not known exactly when the units will be reacquired or how long the units will have to be held before they are sold.

During 1999 and 1998, the Partnership collected principal payments of $47,278 and $38,728, respectively, on its mortgage notes receivable. For 2000, the Partnership anticipates principal payment collections of approximately $48,326 as certain of the mortgage notes mature in 2000. Based upon the plan of liquidation formulated by Managing General Partner, the Partnership will investigate selling all of the remaining mortgage notes during 2000. There is no guarantee that the Partnership will be able to find a qualified purchaser for the mortgage notes in 2000 and there is also no guarantee that the Partnership will be able to achieve the estimated realizable value of the mortgage notes.

Prior to the sale of Northpark on December 1, 1999, the Partnership made principal payments of $76,317 on its mortgage payable compared to $75,414 in 1998. At closing, the remaining balance on the Northpark mortgage of $4,305,191 was paid from the sales proceeds.

Should the Partnership be able to sell all of its remaining assets and pay all remaining liabilities during 2000, the Partnership will be liquidated prior to December 31, 2000 by making cash distributions to partners in accordance with provisions of the Partnership Agreement.

LIQUIDITY

At December 31, 1999, the Partnership's cash and interest-bearing deposits totaled $1,026,412 which was sufficient to pay its accounts payable and accrued liabilities. Under the Managing General Partner's plan of liquidation, the remaining assets will be sold and the cash remaining after payment of all liabilities will be distributed to partners in accordance with provisions of the Partnership Agreement.

Other than those items discussed above, there are no other demands or commitments known or foreseen which will have a material impact on the liquidity of the Partnership.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

On December 1, 1999, the Partnership sold Northpark. Rental and other income in 1999 included revenues for the eleven months prior to the sale while 1998 included revenues for twelve months.

During 1999, the Partnership recognized a gain of $1,876,675 from the sale of Northpark. No properties were sold in 1998.

Interest income decreased in 1999 from 1998 levels primarily due to the amortization of the principal balances on the mortgage notes receivable from purchasers of LeJeune condominium warehouse units. A small amount of interest is also generated from investment of available cash. For future periods, interest income from mortgage notes will continue to decline as mortgage principal payments are received. However, this decline will be offset by increased interest earned on cash retained from the sale of Northpark.

Interest and financing costs declined in 1999 due to continuing amortization of the mortgage obligation secured by Northpark. On December 1, 1999, Northpark was sold and the mortgage note paid in full, thereby terminating interest and financing costs after that date. The Partnership does not anticipate having any future interest and financing cost as there are no interest-bearing liabilities remaining as of December 31, 1999.

Property expenses, excluding cost of real estate sold, decreased in 1999 when compared to 1998. This decrease was primarily due to 1998 repairs to the roof, paved areas and interior improvements at Northpark. The repairs in 1998 totaled approximately $56,000 and there were no similar repairs in 1999. For 2000, no significant repairs are planned for either Commercial Boulevard Center or LeJeune.

Based upon the Managing General Partner's formulation of a plan of liquidation, the Partnership ceased operations on December 31, 1999 and moved into a liquidation phase. For periods subsequent to December 31, 1999, the Partnership's focus will be to sell its remaining assets and will not receive any operating revenues. Therefore, future periods will not be comparable to the operating results of 1999 or prior periods.

YEAR 2000

In 1999, the Partnership performed an assessment of the impact of the "Year 2000 issue" on its reporting systems and operations. The "Year 2000 issue" exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900, or not at all. Based on the Partnership's assessment, it believes that its critical operational systems substantially avoid the "Year 2000 issue," thereby enabling it to properly process vital financial and operational information. The total cost to the Partnership of its Year 2000 compliance activities has not been and is not presently anticipated to be material to the Partnership's business, results of operations, or financial condition.

OTHER

Certain items discussed in the annual report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 8.  (See Page 13) {Financial statements index}

ITEM 9.

DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(A) and (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Timothy D. Pappas. The Corporate General Partner, KPA, Inc. (a Florida corporation) is the Managing General Partner of the Partnership ("Managing General Partner"). The executive officers and directors of the Managing General Partner as of December 31, 1999 were as follows: Fred Stanton Smith, President and Director of the Managing General Partner and member of its Investment Committee; Timothy D. Pappas, Secretary and Treasurer of the Managing General Partner and member of its Investment Committee; and Theodore J. Pappas, member of its Investment Committee.

         There are no arrangements or understandings between any of the General Partners and any other persons pursuant to which such person was selected as a General Partner.

         See Item 10 (E), Business Experience for additional information.

(C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         Not applicable.

(D) FAMILY RELATIONSHIPS

         Mr. Timothy D. Pappas, Individual General Partner, Secretary and Treasurer and member of the Investment Committee of the Managing General Partner, is the son of Mr. Theodore J. Pappas, who is a member of the Investment Committee of the Managing General Partner, and is Chairman of the Board of The Keyes Company, an affiliate of the Managing General Partner. Mr. Timothy D. Pappas is also the brother of Mr. Michael I. Pappas, who is President of The Keyes Company.

(E) BUSINESS EXPERIENCE

         The Directors and Executive Officers of the Managing General Partner and their principal occupations and affiliations during the last five years or more, as of December 31, 1999, are as follows:

         FRED STANTON SMITH (age 74), President and Director of Managing General Partner and member of its Investment Committee. Mr. Smith was the President and Director of The Keyes Company from 1974 until 1991. He received a B.B.A. from the University of Miami in 1950. He is a registered real estate broker licensed by the State of Florida, and is a Director of Avatar Holdings Inc. and Central Realty Investors, Inc. Mr. Smith has been actively involved in all phases of the real estate industry since 1950. Mr. Smith is also an officer of other subsidiaries of The Keyes Company.

         TIMOTHY D. PAPPAS (age 44), Secretary and Treasurer of the Managing General Partner, member of its Investment Committee and Individual General Partner. He received a Bachelor of Science degree from Florida State University in 1979 and, prior to his association with The Keyes Company, was a certified public accountant with Fox & Company, Ft. Lauderdale, Florida. Mr. Pappas is also a Vice-president and Director of The Keyes Company and serves as an officer and director of other subsidiaries of The Keyes Company.

         THEODORE J. PAPPAS (age 74), member of its Investment Committee. Mr. Pappas is Chairman of the Board of The Keyes Company. He joined The Keyes Company in 1962 as a branch sales manager and became Chairman of the Board on July 1, 1969. Under his direction, The Keyes Company grew from less than 100 sales associates to a sale force that exceeds 2,000 in 35 offices from Orlando to Miami. Mr. Pappas served on the board of directors of SunTrust Bank, N.A. until December 1995. He also previously served as director and president of numerous professional and charitable organizations, both locally and nationally.

         The above officers, directors and investment committee members of the Managing General Partner are also officers, directors and investment committee members of KPA, Inc., the Managing General Partner of KFP 85-Ltd., which is a limited partnership subject to the requirements of
         Section 15 (d) of the Securities Exchange Act of 1934. In addition, Fred Stanton Smith is a Director of Avatar Holdings Inc. and Central Realty Investors, Inc., while Theodore J. Pappas served as a director of SunTrust Bank, N.A. until December 12, 1995.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Not applicable.

ITEM 11.

EXECUTIVE COMPENSATION

(A) CASH COMPENSATION

         No direct remuneration was paid or payable by the Partnership to directors or officers (since it has no directors or officers) for the calendar year ended December 31, 1999, nor was any director's remuneration paid or payable by the Partnership to directors or officers of KPA, Inc., the Managing General Partner and sponsor for the calendar year ended December 31, 1999. See: Item 8 - Financial Statements and Supplementary Data - Note 7 to the Financial Statements.

(B) COMPENSATION PURSUANT TO PLANS

         Not applicable.

(C) OTHER COMPENSATION

         Not applicable.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Managing General Partner of the Partnership, or its affiliated companies, are entitled, under the Partnership Agreement, to certain commissions, concessions and incentives relating to the selling of partnership units, as well as additional fees for the management, acquisition and leasing of rental properties for the Partnership's investment portfolio. During 1997, 1998 and 1999, some of those fees were paid or were payable to the Managing General Partner or its affiliates. See Item 8, Financial Statements and Supplementary Data -
         Note 7 to the Financial Statements, for further information regarding related party transactions.

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

                  27 - Financial Data Schedule

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

(D)      FINANCIAL STATEMENT SCHEDULES

         See Index to Financial Statements in Item 8, on page 13 herein.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Partnership are included:

                                                                            PAGE
                                                                            ----
  Report of Independent Certified Public Accountants ......................  14

  Statement of Net Assets as of December 31, 1999 .........................  15

  Balance Sheet as of December 31, 1998 ...................................  16

  Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997 ......................................  17

  Statements of Partners' Equity (Deficit) for the years ended
    December 31, 1999, 1998 and 1997 ......................................  18

  Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997 ......................................  19

  Notes to Financial Statements
    December 31, 1999, 1998 and 1997 ......................................  21

  Schedule II - Valuation and Qualifying Accounts .........................  29

  Schedule III - Real Estate and Accumulated Depreciation .................  30

  Schedule IV - Mortgage Loans on Real Estate .............................  31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of KFP 85-Ltd.:

We have audited the accompanying balance sheet of KFP 85-Ltd. (a Florida limited partnership, the "Partnership", which is in the process of liquidation) as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. In addition, we have audited the statement of net assets as of December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As described in Note 1 to the financial statements, the Managing General Partner of the Partnership approved a plan of liquidation on December 31, 1999 and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting for periods subsequent to December 31, 1999, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 31, 1999 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KFP 85-Ltd. as of December 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, and its net assets in liquidation as of December 31, 1999, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

It is not presently determinable whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Arthur Andersen LLP

Miami, Florida,
  January 14, 2000.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                             STATEMENT OF NET ASSETS
                                DECEMBER 31, 1999

ASSETS AT ESTIMATED REALIZABLE VALUE

Cash and interest-bearing deposits                                $1,026,412
Accounts receivable                                                   14,787
Mortgage notes receivable, net                                       269,500
Rental properties                                                     35,000
Land and land development, net                                       468,000
Other assets                                                           1,095
                                                                  ----------
         Total assets                                             $1,814,794
                                                                  ==========
LIABILITIES AND PARTNERS' EQUITY IN NET ASSETS

LIABILITIES AT ESTIMATED SETTLEMENT AMOUNTS:
   Accounts payable                                               $      302
   Accrued liabilities                                                97,784
                                                                  ----------
         Total liabilities                                            98,086
                                                                  ----------
CONTINGENCIES (Note 8)

PARTNERS' EQUITY IN NET ASSETS:
   General partners                                                       --
   Limited partners; 8,000 limited partnership units
      authorized; 7,940 units issued and outstanding               1,716,708
                                                                  ----------
         Total partners' equity in net assets                      1,716,708
                                                                  ----------
         Total liabilities and partners' equity in net assets     $1,814,794
                                                                  ==========

               The accompanying notes to financial statements are
                       an integral part of this statement.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                                  BALANCE SHEET
                                DECEMBER 31, 1998

ASSETS

Cash and interest-bearing deposits                        $   167,076
Escrow deposits                                                85,983
Accounts receivable, net of allowance for
   doubtful accounts of $50,642                                13,085
Mortgage notes receivable, net of allowance for
   uncollectible amounts of $14,000                           353,122
Rental properties, at lower of cost or market, less
   accumulated depreciation                                 3,303,529
Land and land development costs, at lower of
   cost or market, less accumulated depreciation              468,000
Other assets                                                  135,277
                                                          -----------
         Total assets                                     $ 4,526,072
                                                          ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
   Accounts payable                                       $    15,176
   Accrued liabilities                                        132,665
   Tenant security deposits                                    36,307
   Mortgage payable                                         4,381,508
                                                          -----------
         Total liabilities                                  4,565,656
                                                          -----------
CONTINGENCIES (Note 8)

PARTNERS' EQUITY (DEFICIT):
   General partners                                          (126,043)
   Limited partners; 8,000 limited partnership units
      authorized; 7,940 units issued and outstanding           86,459
                                                          -----------
         Total partners' equity (deficit)                     (39,584)
                                                          -----------
         Total liabilities partners' equity (deficit)     $ 4,526,072
                                                          ===========

               The accompanying notes to financial statements are
                     an integral part of this balance sheet.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 HISTORICAL COST BASIS
                                                      --------------------------------------------
                                                          1999            1998             1997
                                                      -----------     -----------      -----------
REVENUES:
   Rental income                                      $   749,033     $   828,921      $   803,444
   Real estate sales                                    5,652,500              --        1,047,250
   Interest income                                         25,111          29,281           31,895
   Other income                                             7,512          10,569           54,179
                                                      -----------     -----------      -----------
            Total revenues                              6,434,156         868,771        1,936,768
                                                      -----------     -----------      -----------
EXPENSES:
   Interest and financing costs                           416,599         461,028          513,926
   Property expenses                                      256,823         295,302          256,474
   Cost of real estate sold                             3,775,825              --          955,510
   Selling, administration and other                      122,448         120,037          108,375
   Depreciation and amortization                          100,464         172,223          175,935
   Provision for losses on rental properties
      and land and land development costs                   5,705          84,839               --
                                                      -----------     -----------      -----------
            Total expenses                              4,677,864       1,133,429        2,010,220
                                                      -----------     -----------      -----------

            Net income (loss)                         $ 1,756,292     $  (264,658)     $   (73,452)
                                                      ===========     ===========      ===========
PER UNIT AMOUNTS TO LIMITED
PARTNERS:
   Net income (loss) after allocations to
   General Partners of $126,043,
   $(5,293), and $(1,469) in 1999, 1998 and 1997,
   respectively                                       $    205.32     $    (32.67)     $     (9.07)
                                                      ===========     ===========      ===========
   Weighted average units outstanding                       7,940           7,940            7,940
                                                      ===========     ===========      ===========

               The accompanying notes to financial statements are
                      an integral part of these statements.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           HISTORICAL COST BASIS
                                                 ---------------------------------------------
                                                   GENERAL          LIMITED
                                                   PARTNERS         PARTNERS          TOTAL
                                                 -----------      -----------      -----------
Partners' equity (deficit) December 31, 1996     $  (119,281)     $   417,807      $   298,526

Net loss - 1997                                       (1,469)         (71,983)         (73,452)
                                                 -----------      -----------      -----------
Partners' equity (deficit) December 31, 1997        (120,750)         345,824          225,074

Net loss - 1998                                       (5,293)        (259,365)        (264,658)
                                                 -----------      -----------      -----------
Partners' equity (deficit) December 31, 1998        (126,043)          86,459          (39,584)

Net income - 1999                                    126,043        1,630,249        1,756,292
                                                 -----------      -----------      -----------
Partners' equity December 31, 1999               $        --      $ 1,716,708      $ 1,716,708
                                                 ===========      ===========      ===========

               The accompanying notes to financial statements are
                      an integral part of these statements.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                HISTORICAL COST BASIS
                                                     ---------------------------------------------
                                                         1999             1998             1997
                                                     -----------      -----------      -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income (loss)                                    $ 1,756,292      $  (264,658)     $   (73,452)

Adjustments to reconcile net income
(loss) to net cash used in operating
activities -
   Depreciation and amortization                         100,464          172,223          175,935
   Provision (credit) for doubtful accounts               16,268           23,443          (15,392)
   Provision for losses on rental properties
      and land and land development costs                  5,705           84,839               --
   Gain on sale of real estate                        (1,876,675)              --          (91,740)
   Changes in assets and liabilities -
      (Increase) decrease in escrow deposits              85,983            5,905          (17,356)
      Increase in accounts receivable                    (17,970)          (9,884)          (1,225)
      (Increase) decrease in other assets                  5,005           (2,594)           1,797
      Increase (decrease) in accounts payable            (14,874)           8,281          (18,608)
      Increase (decrease) in accrued liabilities         (34,881)         (17,661)          16,783
      Decrease in tenant security
         deposits                                        (36,307)          (6,505)         (17,090)
                                                     -----------      -----------      -----------
               Net cash used in
                  operating activities                   (10,990)          (6,611)         (40,348)
                                                     -----------      -----------      -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:

   Payments received on mortgage notes                    47,278           38,728           86,468
   Capital expenditures                                  (70,140)              --               --
   Proceeds from sale of real estate,
      net of closing costs                               969,505               --           92,414
                                                     -----------      -----------      -----------
               Net cash provided by
                  investing activities                   946,643           38,728          178,882
                                                     -----------      -----------      -----------

                                   (Continued)

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                   (Continued)

                                                               HISTORICAL COST BASIS
                                                   ---------------------------------------------
                                                       1999             1998             1997
                                                   -----------      -----------      -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:

   Repayment of mortgage payable                   $   (76,317)     $   (75,414)     $   (73,746)
                                                   -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH
AND INTEREST-BEARING DEPOSITS                          859,336          (43,297)          64,788

CASH AND INTEREST-BEARING
DEPOSITS, BEGINNING OF YEAR                            167,076          210,373          145,585
                                                   -----------      -----------      -----------
CASH AND INTEREST-BEARING
DEPOSITS, END OF YEAR                              $ 1,026,412      $   167,076      $   210,373
                                                   ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest                          $   451,920      $   458,886      $   478,241
                                                   ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES:

   Mortgage notes receivable accepted
      on sale of property                          $        --      $        --      $   124,000
                                                   ===========      ===========      ===========

   Mortgage loan payable satisfied at closing      $ 4,305,191      $        --      $   752,000
                                                   ===========      ===========      ===========
   Rental property acquired through
       foreclosure of mortgage note receivable     $    36,344      $        --      $        --
                                                   ===========      ===========      ===========

               The accompanying notes to financial statements are
                      an integral part of these statements.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (A) ORGANIZATION -

         KFP 85-Ltd. (the "Partnership") was formed on June 27, 1984, by the filing of a Certificate and Agreement of Limited Partnership ("Partnership Agreement") with the Florida Department of State and commenced its offering of partnership units (the "Offering") on November 21, 1984, the effective date of a Registration Statement filed with the Securities and Exchange Commission. The Partnership Agreement authorized the sale of 8,000 units to the public. On March 31, 1986, the Managing General Partner closed the Offering. The Partnership was formed to acquire, invest in, develop, operate and sell real estate and perform all other activities related or incidental thereto. The Managing General Partner of the Partnership is KPA, Inc.

         (B) PLAN OF LIQUIDATION -

         Effective December 31, 1999, the Managing General Partner formulated a plan of liquidation whereby the remaining rental properties, land and mortgage notes receivable will be disposed of by sale. Upon completion of the sale of remaining assets and settlement of all liabilities, the Partnership will distribute cash to the Limited Partners based upon terms contained in the Partnership Agreement. The Managing General Partner anticipates that the Partnership's liquidation will be completed prior to December 31, 2000. However, there is no guarantee that the Partnership will be able to sell all of its assets in 2000.

         (C) CHANGE IN BASIS OF ACCOUNTING -

         Based upon the adoption of a plan of liquidation, the Partnership has changed its basis of accounting for periods subsequent to December 31, 1999, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 31, 1999 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. The change of accounting to the liquidation basis did not have a material effect on the Partnership's financial position as the cost basis of certain assets had been written down to net realized value in previous years. It is not presently determinable whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         (D) ALLOCATION OF NET INCOME (LOSS) AND DISTRIBUTIONS -

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

         Distributable cash from a sale or refinancing of partnership property will be allocated: (a) first, to limited partners in an amount equal to the preferred return less prior distributions, (b) second, to the limited partners in the amount of their adjusted capital contributions,
         (c) third, to the general partners until they have received an amount (from all sources of distributable cash) equal to the management fee; and (d) fourth, and remainder, 85% to the limited partners as a class and 15% to the general partners as a class. Amounts distributed to the limited partners as a class are allocated to the individual limited partners on a pro-rata basis. Amounts distributed to the general partners as a class are allocated pursuant to a separate agreement between the general partners. In accordance with the Partnership Agreement upon liquidation of the Partnership all cash will be distributed to the Limited Partners.

         (E) INCOME TAXES-

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

         (F) DEPRECIATION -

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

         (G) DEFERRED FINANCING COSTS -

         As of December 31, 1998, deferred financing costs of $49,459 are included in other assets in the accompanying balance sheet. The Partnership amortizes these costs on the straight-line method over the life of the related obligation. Amortization under the straight-line method does not materially differ from the amount that would have been computed using the effective rate method. Amortization expense in for the year ended December 31, 1999 amounted to $2,562. Amortization expense in each of the two years ended December 31, 1998 amounted to $2,794. Amortization expense is included as part of interest and financing costs in the accompanying statements of operations. The unamortized portion of $46,897 in deferred financing costs remaining on December 1, 1999 was included as part of cost of real estate sold in the accompanying statements of operations.

         (H) REVENUE RECOGNITION -

         The Partnership recognizes income from the sale of real estate in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate". Rental income is recognized during the period in which the rent is earned.

         (I) DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -

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

         (J) USE OF ESTIMATES

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

         (K) IMPAIRMENT OF LONG-LIVED ASSETS

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

         During 1998, the recorded value of the land and land development costs of Commercial Boulevard Center ("Commercial"), located in the City of Lauderhill, Broward County, Florida, was reduced by $84,839 to its estimated net realizable value of $468,000. The provision was recorded to reflect the net book value of the property at its estimated selling price, net of anticipated selling expenses. During 1999, the Partnership reviewed the net book value of Commercial and determined the estimated realizable value remained at $468,000. However, there is no guarantee that the estimated realizable value will be achieved when Commercial is ultimately sold.

         During 1999, the recorded value of rental property of LeJeune Industrial Park condominium unit ("LeJeune"), located in the municipality of Opa-locka, Miami-Dade County, Florida, was reduced by $5,705 to its estimated net realizable value of $35,000. The provision was recorded to reflect the net book value of the property at its estimated selling price, net of anticipated selling expenses. There is no guarantee that the estimated realizable value will be achieved when LeJeune is ultimately sold.

         (L) COMPREHENSIVE INCOME

         During 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." The provisions of SFAS No. 130 are not relevant to the Partnership as its comprehensive income is equal to the net income or loss reported in the accompanying statements of operations.

(2) CASH AND INTEREST-BEARING DEPOSITS:

         Keyes Asset Management, Inc. ("KAMI") an affiliate of the Managing General Partner and the management agent for the Partnership's properties, maintains certain bank accounts on behalf of the Partnership. These amounts are included in cash and interest-bearing deposits in the accompanying statement of net assets and balance sheet. At December 31, 1999 and 1998, $97,628 and $135,104, respectively, was held in such accounts and $928,534 and $31,722, respectively, was held in interest-bearing accounts.

(3) MORTGAGE NOTES RECEIVABLE:

         Mortgage notes receivable, arising from the sale of real estate, have stated interest rates ranging from 7.9% to 10%.

         In 1997, four mortgages totaling $124,000 were accepted in exchange for a portion of the sales price of four units. Those mortgages mature in 2002.

         At December 31, 1999, annual maturities of mortgage notes receivable are as follows:

         YEAR ENDING DECEMBER 31,                             AMOUNT
         ------------------------                           ----------
                  2000                                      $  111,473
                  2001                                         101,301
                  2002                                          70,726
                                                            ----------
                                                               283,500

         Less allowance to reduce to net realizable value      (14,000)
                                                            ----------
                                                            $  269,500
                                                            ==========

(4) RENTAL PROPERTIES AND LAND AND LAND DEVELOPMENT COSTS:

         Rental properties and land and land development costs are as follows as of December 31, 1999 and 1998:

         RENTAL PROPERTIES                       1999             1998
         -----------------                   -----------      -----------
         LeJeune Industrial Park             $    35,000      $        --
         Northpark Commerce Center                    --        5,546,524
         Less accumulated depreciation                --       (2,242,995)
                                             -----------      -----------
                                             $    35,000      $ 3,303,529
                                             ===========      ===========

         LAND AND LAND DEVELOPMENT COSTS

         Commercial Boulevard Center         $   490,367      $   490,367
         Less accumulated depreciation           (22,367)         (22,367)
                                             -----------      -----------
                                             $   468,000      $   468,000
                                             ===========      ===========

         On April 9, 1999, the Partnership obtained final judgment of foreclosure on a mortgage note receivable held by the Partnership. Through this foreclosure, the Partnership obtained title to a condominium warehouse unit located at LeJeune. At the time of foreclosure, the outstanding principal balance of the mortgage note receivable was $36,344 and the Partnership incurred costs of $4,361 related to the foreclosure. The Partnership is presently marketing the unit for sale and anticipates that the selling price, net of expenses, will be approximately $35,000. Accordingly, during 1999 the Partnership reduced the carrying value of the LeJeune unit by including a provision of $5,705 for losses on rental properties in the accompanying statement of operations.

         The Partnership estimates it can sell Commercial in 2000 for $468,000.

(5) MORTGAGE PAYABLE:

         Mortgage payable is as follows at December 31, 1999 and 1998:

                                                         1999            1998
                                                         -----           ----
         Mortgage loan secured by Northpark
         Commerce Center, bearing interest at
         10.375%, payable in monthly installments of
         $44,525 representing principal and interest,
         paid in full upon sale of property on
         December 1, 1999
                                                        $     --     $ 4,381,508
                                                        ========     ===========

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

         The Partnership sold Charlotte Commerce Center in 1997 for a selling price of $892,250. The net book value of the Center was $747,608, selling expenses were $65,273 and the resulting gain was $79,369.

         On December 1, 1999, the Partnership closed on the sale of Northpark Commerce Center ("Northpark") for a total selling price of $5,652,500. The net book value of Northpark was $3,268,844, deferred financing costs were $46,897, deferred leasing commissions were $82,280 and selling expenses were $377,804, for total cost of $3,775,825. The resulting gain on the sale of Northpark was $1,876,675.

         The cash remaining from these closings, after payment of normal and customary closing costs, expenses of sale, outstanding purchase money mortgage balance, accrued interest and other pro-rata items, was retained by the Partnership in its general funds, a portion of which was used for operating expenses and other current obligations.

(7) RELATED PARTY TRANSACTIONS:

         During 1999, 1998 and 1997, leasing commissions of $61,207, $30,930 and $24,752, respectively, were paid to KAMI in connection with the securing of tenants for certain leases. The unamortized portions of leasing commissions to KAMI ($48,915 in 1998) are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the lives of the related leases. The unamortized portion of $82,280 in deferred leasing commissions remaining on December 1, 1999 was included as part of cost of real estate sold in the accompanying statements of operations.

         Property management fees paid to KAMI for management of certain Partnership properties totaled $30,000, $31,750 and $35,490 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in property expenses in the accompanying statements of operations.

         On January 31, 1997, the Partnership paid a selling commission of $26,767 to KAMI in conjunction with the sale of Charlotte Commerce Center. On July 11, 1997, the Partnership paid a selling commission of $9,300 to KAMI in conjunction with the sale of four condominium units at LeJeune Industrial Park. On December 31, 1999, the Partnership paid a selling commission of $254,363 to KAMI in conjunction with the sale of Northpark. These amounts are included in the cost of real estate sold in the accompanying statements of operations.

         At December 31, 1999 and 1998, companies affiliated with the Managing General Partner were due $48,457 for office and equipment rental. Amounts due are non-interest bearing and are included in accrued liabilities in the accompanying statement of net assets and balance sheet.

(8) CONTINGENCIES:

         (A) ESTIMATED REALIZABLE VALUE

         As disclosed in Note 1, the Managing General Partner has formulated a plan of liquidation for the Partnership. Accordingly, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis effective December 31, 1999. The liquidation basis of accounting requires that the carrying value of the remaining assets be presented at estimated realizable values. The Partnership has presented its assets at estimated realizable value in the accompanying statement of net assets. However, it is not presently determinable whether the amounts realizable from the remaining assets will differ materially from the amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         (B) CONTINGENCIES

         During 1998 and 1999, the Partnership began actively marketing for sale Commercial and LeJeune, the two rental properties remaining in its investment portfolio. The Partnership intends to continue looking for qualified purchasers during 2000 but there is no guarantee that the Partnership will be able to find buyers for its properties by the end of 2000. There is also no guarantee that the estimated realizable values will be achieved when the properties are ultimately sold.

         Prior to the end of 2000, the Partnership anticipates that it will reacquire two condominium warehouse units located at LeJeune through foreclosures of mortgage notes receivable that the Partnership holds. The unpaid balance of the mortgage notes is $63,147 and the Partnership anticipates that it will be able to sell those units for an amount at least equal to the unpaid mortgage balance. However, there is no guarantee that the Partnership will be able to sell the units for that amount. At the present time, it is not known exactly when the units will be reacquired or how long the unit will have to be held before they are sold.

(10) ALLOCATIONS OF TAXABLE INCOME:

         Under terms of the Partnership Agreement, gains from the sale or disposition of partnership property are to be allocated: (a) first to those partners with negative balances in their capital accounts, pro-rata, to the extent of the negative balances; (b) second, up to 2% to the general partners depending on the aggregate amount of their capital accounts; and (c) third, the balance, if any, to the limited partners. In each of the previous years that ended through December 31, 1998, the General Partners elected to waive their right to receive the allocated share of gains that would have eliminated the negative balances in their capital accounts. Instead, the General Partners elected to receive allocations of gains from the sale of the properties that remained in the Partnership's investment portfolio as of December 31, 1998. During 1999, the Partnership realized a gain from the sale of Northpark and the General Partners have received an allocation of $126,043 from that gain which is equal to the negative balance in their capital accounts.

                                                                     SCHEDULE II

                                   KFP 85-LTD.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              UNCOLLECTIBLE
                                                CHARGED          AMOUNTS
                                 BALANCE AT    (CREDITED)        CHARGED    BALANCE AT
                                 BEGINNING    TO COSTS AND       AGAINST        END
DESCRIPTION                      OF PERIOD      EXPENSES        ALLOWANCE    OF PERIOD
-----------                      ---------      --------        ---------    ---------
YEAR ENDED DECEMBER 31, 1999
Deducted from the balance
sheet caption "Accounts
receivable" - allowance for
uncollectible accounts           $ 50,642       $ 16,268        $ 54,427     $ 12,483

Deducted from the balance
sheet caption "Mortgage
notes receivable" -
allowance for uncollectible
amounts                          $ 14,000       $      0        $      0     $ 14,000

YEAR ENDED DECEMBER 31, 1998
Deducted from the balance
sheet caption "Accounts
receivable" - allowance for
uncollectible accounts           $ 27,199       $ 23,443        $      0     $ 50,642

Deducted from the balance
sheet caption "Mortgage
notes receivable" -
allowance for uncollectible
amounts                          $ 14,000       $      0        $      0     $ 14,000

YEAR ENDED DECEMBER 31, 1997
Deducted from the balance
sheet caption "Accounts
receivable" - allowance for
uncollectible accounts           $ 12,918       $ 14,281        $      0     $ 27,199

Deducted from the balance
sheet caption "Mortgage
notes receivable" -
allowance for uncollectible
amounts                          $ 43,673       $(29,673)       $      0     $ 14,000


                                                                    Schedule III

                                   KFP 85-LTD.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999

                                                                              COST CAPITALIZED SUBSEQUENT
                                            INITIAL COST TO PARTNERSHIP             TO ACQUISITION
                                          --------------------------------  --------------------------------
                                                             BUILDINGS        BUILDINGS
                                                                AND            AND LAND         CARRYING
DESCRIPTION               ENCUMBRANCES         LAND         IMPROVEMENTS     IMPROVEMENTS        COSTS
-----------------------  ---------------  ---------------  ---------------  ---------------  ---------------
LeJeune Industrial
Park
Opa-locka, Florida       $           --   $            --  $       40,705   $            --  $            --

Commercial Blvd.
Center
Lauderhill, Florida                   --          422,542               --          146,853            5,811
                         ---------------  ---------------  ---------------  ---------------  ---------------
                         $            --  $       422,542  $        40,705  $       146,853  $         5,811
                         ===============  ===============  ===============  ===============  ===============

                                  GROSS AMOUNT AT WHICH CARRIED
                                        AT CLOSE OF PERIOD
                         -------------------------------------------------
                              LAND          BUILDINGS
                            AND LAND           AND
DESCRIPTION               IMPROVEMENTS     IMPROVEMENTS        TOTAL
-----------------------  ---------------  ---------------  ---------------
LeJeune Industrial
Park
Opa-locka, Florida       $            --  $         40,705 $        40,705

Commercial Blvd.
Center
Lauderhill, Florida              575,206               --          575,206
                         ---------------  ---------------  ---------------
                         $       575,206  $        40,705  $       615,911
                         ===============  ===============  ===============

                                            PROVISION FOR                                      LIFE ON WHICH
                                              LOSSES ON                                         DEPRECIATION
                                           RENTAL PROPERTY,                                   IN LATEST INCOME
                            ACCUMULATED     LAND AND LAND       DATE OF            DATE         STATEMENT IS
DESCRIPTION                 DEPRECIATION     DEVELOPMENT      CONSTRUCTION       ACQUIRED         COMPUTED
-----------------------    ---------------  ---------------  ---------------  ---------------  ---------------
LeJeune Industrial
Park
Opa-locka, Florida         $            --  $         5,705       1986            Apr 1999           N/A

Commercial Blvd.
Center
Lauderhill, Florida                 22,367           84,839        N/A            Jun 1985         5 years
                           ---------------  ---------------
                           $        22,367  $        90,544
                           ===============  ===============

(1) A reconciliation of the total amount at which real estate was carried at the beginning of the period to the total amount at the end of the period is as follows:

Balance at beginning of period                                                             $    6,036,891
Acquistion and improvements                                                                       106,484
Sales                                                                                          (5,612,303)
Provsion for losses on rental properties, land and land development charged to expense             (5,705)
                                                                                           --------------
Balance at end of period                                                                   $      525,367
                                                                                           ==============

(2) A reconciliation of accumulated depreciation from the beginning of the period to the end of the period is as follows:

Balance at beginning of period                                                             $    2,265,362
Depreciation charged to expense                                                                   100,464
Sales                                                                                          (2,343,459)
                                                                                           --------------
Balance at end of period                                                                   $       22,367
                                                                                           ==============

(3) A reconciliation of provision for losses on rental properties, land and land development from the beginning of the period to the end of the period is as follows:

Balance at beginning of period                                                             $       84,839
Provsion for losses on land and land development charged to expense                                 5,705
                                                                                           --------------
Balance at end of period                                                                   $       90,544
                                                                                           ==============

                                                                     SCHEDULE IV

                                   KFP 85-LTD.
                          MORTGAGE LOANS ON REAL ESTATE
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                             PRINCIPAL
                                                                             AMOUNT OF
                                                                               LOANS
                                                   ORIGINAL                  SUBJECT TO
                                      FINAL          FACE       CARRYING     DELINQUENT
                                     MATURITY      AMOUNT OF    AMOUNT OF    PRINCIPAL/
DESCRIPTION AND INTEREST RATE          DATE        MORTGAGES    MORTGAGES     INTEREST
-----------------------------          ----        ---------    ---------     --------
First mortgage notes issued in     Mortgages
connection with sales of LeJeune   mature
Industrial Park warehouse units,   beginning in
with interest rates ranging        2000 through
from 7.9% to 10%                   2002            $ 623,225    $ 269,500     $ 63,147


A reconciliation of the carrying amount of mortgage loans from the beginning of the period to the end of the period is as follows:

                                                   1999           1998
                                                 ---------      ---------
Balance at beginning of period                   $ 353,122      $ 391,850
Additions during period - new mortgage loans            --             --
Foreclosure of principal                           (36,344)            --
Collections of principal                           (47,278)       (38,728)
                                                 ---------      ---------
Balance at end of period                         $ 269,500      $ 353,122
                                                 =========      =========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               KFP 85-LTD.

                                               (Registrant)

                                               By: KPA, Inc.

                                                   Managing General Partner

Date: February 4, 2000                             By: /S/ FRED STANTON SMITH
                                                      --------------------------
                                                   Fred Stanton Smith,
                                                   President and Principal
                                                   Executive Officer


Date: February 4, 2000                             By: /S/ TIMOTHY D. PAPPAS
                                                      --------------------------
                                                   Timothy D. Pappas,
                                                   Secretary and Treasurer and
                                                   Principal Accounting Officer

Date: February 4, 2000                             By: /S/ TIMOTHY D. PAPPAS
                                                      --------------------------
                                                   Timothy D. Pappas,
                                                   General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 4, 2000                             By: /S/ FRED STANTON SMITH
                                                      --------------------------
                                                   Fred Stanton Smith,
                                                   Director of the Managing
                                                   General Partner

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------
  27                     Financial Data Schedule