Form 10-Q
period 2000-03-31
KFP 85 LTD
filed 2000-05-15
CIK 755872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

         Item 1 - Financial statements (unaudited):
             Statements of Net Assets
                March 31, 2000 and December 31, 1999......................3

             Statements of Operations
                For the three months ended March 31, 2000 and 1999 .......4

             Statement of Changes in Partners' Equity in Net Assets
                 For the three months ended March 31, 2000................5

             Statements of Cash Flows
                For the three months ended March 31, 2000 and 1999........6

             Notes to Financial Statements................................7

         Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................10

PART II - OTHER INFORMATION

             Items 1 through 6............................................11

             Signatures...................................................14

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                            STATEMENTS OF NET ASSETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                        MARCH 31,
                                                          2000           DECEMBER 31,
ASSETS AT ESTIMATED REALIZABLE VALUE                   (UNAUDITED)           1999
------------------------------------                   -----------       ------------
Cash and interest-bearing deposits                      $  229,560        $1,026,412
Receivable from sale of real estate, net                    31,843                --
Accounts receivable                                          8,827            14,787
Mortgage notes receivable, net                             266,906           269,500
Rental properties                                               --            35,000
Land and land development , net                            468,000           468,000
Other assets                                                   498             1,095
                                                        ----------        ----------

            Total assets                                $1,005,634        $1,814,794
                                                        ==========        ==========


LIABILITIES AND PARTNERS' EQUITY IN NET ASSETS
----------------------------------------------

LIABILITIES at estimated settlement amounts:
   Accounts payable                                     $       --        $      302
   Accrued liabilities                                      73,323            97,784
                                                        ----------        ----------
            Total liabilities                               73,323            98,086
                                                        ----------        ----------

CONTINGENCIES (Note 4)

PARTNERS' EQUITY IN NET ASSETS:
   General partners                                             --                --
   Limited partners; 8,000 limited
      partnership units authorized;
      7,940 units issued and outstanding                   932,311         1,716,708
                                                        ----------        ----------
            Total partners' equity in net assets           932,311         1,716,708
                                                        ----------        ----------
            Total liabilities and
                partners' equity in net assets          $1,005,634        $1,814,794
                                                        ==========        ==========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                      2000              1999
                                                    ---------         ---------
REVENUES:
     Rental income                                  $      --         $ 211,385
     Real estate sales, net of closing costs           31,843                --
     Interest income                                    7,305             6,760
     Other income                                          --               904
                                                    ---------         ---------
         Total revenues                                39,148           219,049
                                                    ---------         ---------

EXPENSES:
     Interest and financing costs                          --           113,997
     Property expenses                                  4,940            59,672
     Cost of real estate sold                          35,000                --
     Selling, administration and other                 21,047            24,354
     Depreciation and amortization                         --            43,056
                                                    ---------         ---------
         Total expenses                                60,987           241,079
                                                    ---------         ---------
         Net loss                                   $ (21,839)        $ (22,030)
                                                    =========         =========

PER UNIT AMOUNTS TO
   LIMITED PARTNERS:
      Net loss after allocation to
      General Partners of $0 and $441
      in 2000 and 1999, respectively                $   (2.75)        $   (2.72)
                                                    =========         =========

      Weighted average units outstanding                7,940             7,940
                                                    =========         =========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
             STATEMENT OF CHANGES IN PARTNERS' EQUITY IN NET ASSETS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                       GENERAL        LIMITED
PARTNERS' EQUITY IN NET ASSETS         PARTNERS       PARTNERS               TOTAL
------------------------------         --------      -----------         -----------
December 31, 1999                      $   --        $ 1,716,708         $ 1,716,708

Net loss                                   --            (21,839)            (21,839)

Cash distributions to
   Limited Partners                        --           (762,558)           (762,558)
                                       ------        -----------         -----------

March 31, 2000                         $   --        $   932,311         $   932,311
                                       ======        ===========         ===========

              The accompanying notes to financial statements are an
                         integral part of this statement

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                 2000                1999
                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $   (21,839)        $   (22,030)
     Adjustments to reconcile net loss
     to net cash used in operating activities -
        Depreciation and amortization                                  --              43,056
        Provision for doubtful accounts                                --               3,328
        Loss on sale of real estate                                 3,157                  --
        Changes in assets and liabilities:
           Increase in escrow deposits                                 --             (81,504)
           (Increase) decrease  in accounts receivable              5,960              (9,314)
           Decrease in other assets                                   597               9,812
           Increase (decrease) in accounts payable                   (302)                760
           Increase (decrease) in accrued liabilities             (24,461)              1,361
                                                              -----------         -----------
                 Net cash used in operating activities            (36,888)            (54,531)
                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on mortgage notes                            2,594               2,686
                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partners                           (762,558)                 --
     Repayment of mortgage payable                                     --             (20,102)
                                                              -----------         -----------
                 Net cash used in financing activities           (762,558)            (20,102)
                                                              -----------         -----------

NET DECREASE IN CASH AND
     INTEREST-BEARING DEPOSITS                                   (796,852)            (71,947)

CASH AND INTEREST-BEARING DEPOSITS,
     BEGINNING OF THE PERIOD                                    1,026,412             167,076
                                                              -----------         -----------

CASH AND INTEREST-BEARING DEPOSITS,
     END OF THE PERIOD                                        $   229,560         $    95,129
                                                              ===========         ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
     Cash paid for interest                                   $        --         $   113,473
                                                              ===========         ===========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION:

The statement of net assets as of December 31, 1999, which has been derived from audited statements, and the unaudited interim financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's annual report on Form 10-K as of December 31, 1999.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the net assets of the Partnership as of March 31, 2000 and December 31, 1999, changes in net assets for the three-month period ended March 31, 2000, results of operations for the three-month periods ended March 31, 2000 and 1999, and cash flows for the three-month periods ended March 31, 2000 and 1999.

Effective December 31, 1999, the Managing General Partner formulated a plan of liquidation whereby the remaining rental properties, land and mortgage notes receivable will be disposed of by sale. Upon completion of the sale of remaining assets and settlement of all liabilities, the Partnership will distribute the remaining cash to the partners based upon terms contained in the Partnership Agreement. The Managing General Partner anticipates that the Partnership's liquidation will be completed prior to December 31, 2000. However, there is no guarantee that the Partnership will be able to sell all of its assets in 2000.

Based upon the adoption of a plan of liquidation, the Partnership changed its basis of accounting for periods subsequent to December 31, 1999 from the going-concern basis to the liquidation basis. Accordingly, the accompanying financial statements have been prepared on the liquidation basis and the carrying value of the assets are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. It is not presently determinable whether the amounts realizable from the disposition of the assets or the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) RELATED PARTY TRANSACTIONS:

On March 30, 2000, the Partnership paid a selling commission of $2,259 to Keyes Asset Management, Inc. ("KAMI") in conjunction with the sale of a condominium unit at LeJeune Industrial Park ("LeJeune").

Property management fees paid to KAMI for management of various rental properties, totaled $7,500 for the three months ended March 31, 1999 and are included in property expenses in the accompanying statement of operations.

During the three months ended March 31, 1999, $3,160 was paid to KAMI in connection with the securing of tenants for certain leases. The unamortized portion of leasing commissions to KAMI was included in other assets in the Partnership's balance sheets and was amortized on a straight-line basis over the lives of the related leases. On December 1, 1999, the remaining portion of unamortized deferred leasing commissions was written off and included as part of the cost of real estate sold.

(3) CASH DISTRIBUTIONS TO LIMITED PARTNERS:

In February 2000, the Managing General Partner elected to make cash distributions to all Limited Partners based on the number of Limited Partnership units held by each Limited Partner. The total cash distributed to Limited Partners was $762,558, the equivalent of $96 for each outstanding Limited Partnership unit.

(4) CONTINGENCIES:

(a) ESTIMATED REALIZABLE VALUE -

As disclosed in Note 1, the Managing General Partner has formulated a plan of liquidation for the Partnership. Accordingly, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis effective December 31, 1999. The liquidation basis of accounting requires that the carrying value of remaining assets be presented at estimated realizable values. The Partnership has presented its assets at estimated realizable value in the accompanying statements of net assets. However, it is not presently determinable whether the amounts to be realized from future sales of the remaining assets will differ materially from the amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(b) CONTINGENCIES -

Prior to 2000, the Partnership began actively marketing for sale Commercial Boulevard Center, the one property remaining in its investment portfolio as of March 31, 2000. The Partnership intends to continue looking for qualified purchasers during 2000 but there is no guarantee that the Partnership will be able to find a buyer for this property by the end of 2000. There is also no guarantee that the estimated realizable value will be achieved when the property is ultimately sold.

Prior to the end of 2000, the Partnership anticipates that it will reacquire two condominium warehouse units located at LeJeune through foreclosures of mortgage notes receivable that the Partnership holds. The unpaid principal balance of the mortgage notes is $63,147 and the Partnership anticipates that it will be able to sell those units for an amount at least equal to the unpaid mortgage balance. However, there is no guarantee that the Partnership will be able to sell the units for that amount. At the present time, it is not known exactly when the units will be reacquired or how long the units will have to be held before they are sold.

                                   KFP 85-LTD.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

Effective December 31, 1999, the Managing General Partner formulated a plan of liquidation for the Partnership whereby the remaining rental properties, land and mortgage notes receivable will be disposed of by sale. Accordingly, the Partnership has changed its basis of accounting for periods subsequent to December 31, 1999 from the going-concern basis to the liquidation basis. The carrying value of the remaining assets are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. The Partnership ceased operations on December 31, 1999 and moved into a liquidation phase. For periods subsequent to December 31, 1999, the Partnership's focus will be to sell its assets and it will not receive any operating revenues. Therefore, the Partnership's current activities are not comparable to 1999 or to any other prior periods.

MATERIAL CHANGES IN FINANCIAL CONDITION

During the quarter ended March 31, 2000, the Partnership's cash and interest-bearing deposits decreased by $796,852 compared to a decrease of $71,947 during the first quarter of 1999. The decrease in cash and interest-bearing deposits in 2000 was primarily attributable to cash distributions of $762,558 to Limited Partners. The remaining decrease in cash and interest-bearing deposits in 2000 was attributable to payments of accrued liabilities and expenses incurred during liquidation. These items were partially offset by principal collections of $2,594 on mortgage notes receivable, $5,960 of collections on accounts receivable and $7,305 of interest income received.

On March 30, 2000, the Partnership closed on the sale of a condominium unit located at LeJeune Industrial Park ("LeJeune"). The selling price of the unit was $35,000 but the Partnership incurred expenses of $3,157 related to the sale, resulting in a net sale of $31,843. The Partnership had previously reacquired this unit on April 9, 1999 through the foreclosure of a mortgage note receivable held by the Partnership. At the time of foreclosure, the outstanding principal balance of the mortgage note was $36,344 and the Partnership incurred costs of $4,361 related to the foreclosure, a total of $40,705. During 1999, the Partnership reduced the carrying value of the LeJeune unit to an estimated realizable value of $35,000.

Principal payments on the Northpark Commerce Center ("Northpark") mortgage payable totaled $20,102 during the first quarter of 1999. Northpark was sold on December 1, 1999 and the mortgage balance remaining at that date was paid from the sales proceeds. Therefore, there were no principal payments during the first quarter of 2000.

Prior to 2000, the Partnership began actively marketing for sale Commercial Boulevard Center, the one property remaining in its investment portfolio as of March 31, 2000. The Partnership intends to continue looking for qualified purchasers during 2000 but there is no guarantee that the Partnership will be able to find a buyer for this property by the end of 2000. There is also no guarantee that the estimated realizable value will be achieved when the property is ultimately sold.

Prior to the end of 2000, the Partnership anticipates that it will reacquire two condominium warehouse units located at LeJeune through foreclosure of two mortgage notes receivable that the Partnership holds. The unpaid principal balance of the mortgage notes is $63,147 and the Partnership anticipates that it will be able to sell those units for an amount at least equal to the unpaid mortgage balance. However, there is no guarantee that the Partnership will be able to sell the units for that amount. At the present time, it is not known exactly when the units will be reacquired or how long the units will have to be held before they are sold.

The Partnership is also seeking a qualified purchaser or purchasers for the mortgage notes receivable it holds. These mortgage notes, which earn interest at rates ranging from 8% to 10% annually, were originally accepted by the Partnership when it sold condominium warehouse units at LeJeune. The Partnership anticipates that it will be able to collect or sell these mortgage notes at the March 31, 2000 carrying value of $266,906. However, there is no guarantee that the Partnership will be able to realize that amount when the mortgage notes are ultimately collected or sold. There is also no guarantee that the Partnership will be able to collect or sell the mortgage notes prior to the end of 2000.

The Partnership is in the process of liquidation and anticipates that all remaining assets will be sold at their estimated realizable value and all liabilities will be paid at their estimated settlement amounts. The cash remaining will be distributed to partners in accordance with provisions contained in the Partnership Agreement.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Effective December 31, 1999, the Managing General Partner formulated a plan of liquidation. The Partnership ceased operations on December 31, 1999 and moved into a liquidation phase. For periods subsequent to December 31, 1999, the Partnership's focus will be to sell its assets and it will not receive any future operating revenues. Therefore, the Partnership's current activities are not comparable to 1999 or any other prior periods.

FORWARD-LOOKING STATEMENTS

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

                                   KFP 85-Ltd.
                                   (Registrant)

                                   By:      KPA, Inc.
                                   Managing General Partner

Date:    MAY 15, 2000              By:       /S/ TIMOTHY D. PAPPAS
                                             ----------------------------
                                            Timothy D. Pappas,
                                            Vice President, Treasurer and
                                            Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------
 27           Financial Data Schedule