Form 10-Q
period 2000-06-30
KFP 85 LTD
filed 2000-08-08
CIK 755872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

         Item 1 - Financial statements (unaudited):
             Statements of Net Assets
                June 30, 2000 and December 31, 1999............................3

             Statements of Operations
                For the three and six months ended June 30, 2000 and 1999......4

             Statement of Changes in Partners' Equity in Net Assets
                For the six months ended June 30, 2000.........................5

             Statements of Cash Flows
                For the six months ended June 30, 2000 and 1999................6

             Notes to Financial Statements.....................................8

         Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................11


PART II - OTHER INFORMATION

             Items 1 through 6 ...............................................14

             Signatures.......................................................15

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                            STATEMENTS OF NET ASSETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                                     June 30,
                                                       2000         December 31,
ASSETS at estimated realizable value                (UNAUDITED)        1999
------------------------------------                -----------     ------------
Cash and interest-bearing deposits                   $  348,304     $1,026,412
Accounts receivable, net                                     --         14,787
Mortgage notes receivable, net                          157,234        269,500
Rental properties                                            --         35,000
Land and land development, net                          425,000        468,000
Other assets                                              1,452          1,095
                                                     ----------     ----------
            Total assets                             $  931,990     $1,814,794
                                                     ==========     ==========


LIABILITIES AND PARTNERS' EQUITY IN NET ASSETS
----------------------------------------------
LIABILITIES at estimated settlement amounts:
   Accounts payable                                  $       --     $      302
   Accrued liabilities                                   77,598         97,784
                                                     ----------     ----------
            Total liabilities                            77,598         98,086
                                                     ----------     ----------

CONTINGENCIES (Note 4)

PARTNERS' EQUITY IN NET ASSETS:
   General partners                                          --             --
   Limited partners; 8,000 limited
      partnership units authorized;
      7,940 units issued and outstanding                854,392      1,716,708
                                                     ----------     ----------
            Total partners' equity in net assets        854,392      1,716,708
                                                     ----------     ----------
            Total liabilities and
                partners' equity in net asssets      $  931,990     $1,814,794
                                                     ==========     ==========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUDATION)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                       THREE MONTHS            SIX MONTHS
                                  ---------------------   ---------------------
                                    2000        1999        2000        1999
                                  ---------   ---------   ---------   ---------
REVENUES:
   Rental income                  $      --   $ 213,185   $      --   $ 424,570
   Real estate sales,
      net of closing costs               --          --      31,843          --
   Interest income                    4,489       6,268      11,794      13,028
   Other income                          --       1,894          --       2,798
                                  ---------   ---------   ---------   ---------
            Total revenues            4,489     221,347      43,637     440,396
                                  ---------   ---------   ---------   ---------

EXPENSES:
   Interest and financing costs          --     113,467          --     227,464
   Property expenses                  8,659      64,435      13,599     124,107
   Cost of real estate sold              --          --      35,000          --
   Selling, administration
      and other                      30,749      39,452      51,796      63,806
   Depreciation and
      amortization                       --      43,056          --      86,112
   Provision for losses on
      rental properties and land
      and land development
      costs                          43,000       5,705      43,000       5,705
                                  ---------   ---------   ---------   ---------
            Total expenses           82,408     266,115     143,395     507,194
                                  ---------   ---------   ---------   ---------

            Net loss              $ (77,919)  $ (44,768)  $ (99,758)  $ (66,798)
                                  =========   =========   =========   =========

PER UNIT AMOUNTS TO
LIMITED PARTNERS:

Net loss after allocations
   to General Partners
   of  $0, $(895),$0 and
   $(1,336), respectively         $   (9.81)  $   (5.52)  $  (12.56)  $   (8.24)
                                  =========   =========   =========   =========

Weighted average units
  outstanding                         7,940       7,940       7,940       7,940
                                  =========   =========   =========   =========



              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
             STATEMENT OF CHANGES IN PARTNERS' EQUITY IN NET ASSETS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                     General      Limited
Partners' Equity in Net Assets       Partners     Partners       Total
------------------------------     -----------  -----------   -----------

December 31, 1999                  $        --  $ 1,716,708   $ 1,716,708

Net loss                                    --      (99,758)      (99,758)

Cash distributions to
   Limited Partners                         --     (762,558)     (762,558)
                                   -----------  -----------   -----------

June 30, 2000                      $        --  $   854,392   $   854,392
                                   ===========  ===========   ===========


              The accompanying notes to financial statements are an
                        integral part of this statement.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                          2000        1999
                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $ (99,758)  $ (66,798)
     Adjustments to reconcile net loss
     to net cash used in operating activities-
        Depreciation and amortization                          --      86,112
        Discounts on mortgage notes receivable
           allowed upon payoff                              9,483          --
        Provision for losses on rental properties
           and land and land development costs             43,000       5,705
        Provision for doubtful accounts                     8,827       3,992
        Loss on sale of real estate                         3,157          --
        Changes in assets and liabilities:
           Increase in escrow deposits                         --     (43,642)
           (Increase) decrease in accounts receivable       5,960     (43,520)
           Increase in other assets                          (357)    (15,996)
           Increase (decrease) in accounts payable           (302)     31,636
           Increase (decrease) in accrued liabilities     (20,186)     38,218
           Decrease in tenant security deposits                --        (290)
                                                        ---------   ---------

                 Net cash used in operating activities    (50,176)     (4,583)
                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on mortgage notes                  102,783       5,426
     Proceeds from sale of real estate,
        net of closing costs                               31,843          --
     Capital expenditures                                      --     (70,140)
                                                        ---------   ---------
                 Net cash provided by (used in)
                    investing activities                  134,626     (64,714)
                                                        ---------   ---------

                                   (Continued)

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                   (Continued)

                                               2000          1999
                                            -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to Limited Partners         (762,558)           --
     Repayment of  mortgage payable                  --       (40,730)
                                            -----------   -----------

                 Net cash used in
                      financing activities     (762,558)      (40,730)
                                            -----------   -----------

NET DECREASE IN CASH AND
     INTEREST-BEARING DEPOSITS                 (678,108)     (110,027)

CASH AND INTEREST-BEARING DEPOSITS,
     BEGINNING OF THE PERIOD                  1,026,412       167,076
                                            -----------   -----------

CASH AND INTEREST-BEARING DEPOSITS,
     END OF THE PERIOD                      $   348,304   $    57,049
                                            ===========   ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
      Cash paid for interest                $        --   $   226,419
                                            ===========   ===========

SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES:

      Rental property acquired through
         foreclosure of mortgage
         note receivable                    $        --   $    36,344
                                            ===========   ===========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION:

The statement of net assets as of December 31, 1999, which has been derived from audited statements, and the unaudited interim financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's annual report on Form 10-K as of December 31, 1999.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the net assets of the Partnership as of June 30, 2000 and December 31, 1999, the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999, changes in partners' equity in net assets for the six-month period ended June 30, 2000, and cash flows for the six-month periods ended June 30, 2000 and 1999.

Effective December 31, 1999, the Managing General Partner formulated a plan of liquidation whereby the remaining rental properties, land and mortgage notes receivable will be disposed of by sale. Upon completion of the sale of the remaining assets and settlement of all liabilities, the Partnership will distribute the remaining cash to the partners based upon terms contained in the Partnership Agreement. The Managing General Partner anticipates that the Partnership's liquidation will be completed by December 31, 2000. However, there is no guarantee that the Partnership will be able to sell all of its assets in 2000.

Based upon the adoption of a plan of liquidation, the Partnership changed its basis of accounting for periods subsequent to December 31, 1999 from the going-concern basis to the liquidation basis. Accordingly, the accompanying financial statements have been prepared on the liquidation basis and the carrying value of the assets are presented at estimated realizable values and all liabilities presented at estimated settlement amounts. It is not presently determinable whether the amounts realizable from the disposition of the assets or the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) RELATED PARTY TRANSACTIONS:

On March 30, 2000, the Partnership paid a selling commission of $2,259 to Keyes Asset Management, Inc. ("KAMI") in conjunction with the sale of a warehouse condominium unit at LeJeune Industrial Park ("LeJeune").

Property management fees paid to KAMI for management of various rental properties totaled $7,500 for the three months ended June 30, 1999, $15,000 for the six months ended June 30, 1999, and are included in property expenses in the accompanying statements of operations.

During the three months and six months ended June 30, 1999, $40,584 and $37,424, respectively, was paid or payable to KAMI in connection with the securing of tenants for certain leases. The unamortized portions of leasing commissions to KAMI was included in other assets in the Partnership's balance sheets and was amortized on a straight-line basis over the lives of the respective leases. On December 1, 1999, the remaining portion of unamortized deferred leasing commissions was written off and included as part of the cost of real estate sold.

(3) CASH DISTRIBTIONS TO LIMITED PARTNERS:

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

(b) CONTINGENCIES -

Prior to 2000, the Partnership began actively marketing for sale Commercial Boulevard Center, the one property remaining in its investment portfolio as of June 30, 2000. The Partnership intends to continue looking for qualified purchasers during 2000 but there is no guarantee that the Partnership will be able to find a buyer for this property by the end of 2000. There is also no guarantee that the estimated realizable value will be achieved when the property is ultimately sold.

Prior to the end of 2000, the Partnership anticipates that it will reacquire two warehouse condominium units located at LeJeune through foreclosure of mortgage notes receivable that the Partnership holds. The unpaid principal balance of the mortgage notes is $63,147 and the Partnership anticipates that it will be able to sell those units for an amount at least equal to the unpaid mortgage balance. However, there is no guarantee that the Partnership will be able to sell the units for that amount. At the present time, it is not known exactly when the units will be reacquired or how long the units will have to be held before they are sold.

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

Material Changes in Financial Condition

During the six months ended June 30, 2000, the Partnership's cash and interest-bearing deposits decreased by $678,108 compared to a decrease of $110,027 during the six months ended June 30, 1999. The decrease in cash and interest-bearing deposits in 2000 was primarily attributable to cash distributions in February 2000 of $762,558 to Limited Partners. The remaining decrease in cash and interest-bearing deposits in 2000 was attributable to payments of accrued liabilities and expense incurred during liquidation. These items were partially offset by principal collections of $102,783 on mortgage notes receivable, $5,960 of collections on accounts receivable and $11,794 of interest income received. In addition, the Partnership received cash of $31,843 from the sale of a warehouse condominium unit more fully described below.

On March 30, 2000, the Partnership closed on the sale of a warehouse condominium unit located at LeJeune Industrial Park ("LeJeune"). The selling price of the unit was $35,000 but the Partnership incurred expenses of $3,157 related to the sale, resulting in a net sale of $31,843. The Partnership had previously reacquired this unit on April 9, 1999 through the foreclosure of a mortgage note receivable held by the Partnership. At the time of foreclosure, the outstanding principal balance of the mortgage note was $36,344 and the Partnership incurred costs of $4,361 related to the foreclosure, a total of $40,705. During 1999, the Partnership reduced the carrying value of the LeJeune unit to an estimated realizable value of $35,000.

Principal payments on the Northpark Commerce Center ("Northpark") mortgage payable totaled $40,730 during the first six months of 1999. Northpark was sold on December 1, 1999 and the mortgage balance remaining at that date was paid from the sales proceeds. Therefore, there were no principal payments during the first six months of 2000.

Prior to 2000, the Partnership began actively marketing for sale Commercial Boulevard Center ("Commercial"), the one property remaining in its investment portfolio as of June 30, 2000. During the second quarter of 2000, the Partnership reevaluated the estimated realizable value of Commercial and reduced its carrying value by $43,000 to $425,000. This reduction in estimated value was based upon an informal survey of market conditions, property values and other factors in the commercial areas adjoining the property. The Partnership will continue to look for qualified purchasers during the remainder of 2000. However, there is also no guarantee that the Partnership will be able to find a buyer for Commercial by the end of 2000 and there is no guarantee that the revised estimated realizable value will be achieved when the property is ultimately sold.

Prior to the end of 2000, the Partnership anticipates that it will reacquire two warehouse condominium units located at LeJeune through foreclosures of mortgage notes receivable held by the Partnership. The unpaid principal balance of the mortgage notes is $63,147 and the Partnership anticipates that it will be able to sell those units for an amount at least equal to the unpaid mortgage balance. However, there is no guarantee that the Partnership will be able to sell the units for that amount. Presently, it is not known exactly when the units will be reacquired or how long the units will have to be held before they are sold.

The Partnership is also seeking qualified purchasers for the mortgage notes receivable held by the Partnership. Alternatively, the Partnership is offering discounts to the mortgagors for early payoffs of the mortgage notes. The mortgage notes, which earn interest at rates ranging from 8% to 10% annually, were originally accepted in previous years by the Partnership when it sold warehouse condominium units at LeJeune. The Partnership anticipates that it will be able to collect or sell these mortgage notes at the June 30, 2000 carrying value of $94,087, an amount net of the mortgage balance that is anticipated to be foreclosed. However, there is no guarantee that the Partnership will be able to collect or sell the remaining mortgage notes prior to the end of 2000.

The Partnership is in the process of liquidation and anticipates that all remaining assets will be sold or collected at their estimated realizable values and all liabilities will be paid at their estimated settlement amounts. The cash remaining will be distributed to partners in accordance with provisions contained in the Partnership Agreement.

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

                                   KFP 85-Ltd.
                                   (Registrant)

                                   By: KPA, Inc.
                                       Managing General Partner


Date: August 8, 2000               By: /s/ Timothy D. Pappas
                                       -----------------------------
                                       Timothy D. Pappas,
                                       Vice President, Treasurer and
                                       Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------

   27           Financial Data Schedule