Form 10-Q
period 2000-09-30
KFP 85 LTD
filed 2000-11-13
CIK 755872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                       September 30, 2000
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from           to
                               ---------    -----------------------------


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


          One Southeast Third Avenue, 11th Floor, Miami, Florida 33131
-------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code   (305) 371-3592
                                                   ----------------------------

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

                                            Yes [X]   No [ ]

                                   KFP 85-LTD.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                               Page No.
                                                                                             --------
         Item 1 - Financial statements (unaudited):
             Statements of Net Assets
                September 30, 2000 and December 31, 1999..........................................3

             Statements of Operations
                For the three and nine months ended September 30, 2000 and 1999...................4

             Statement of Changes in Partners' Equity in Net Assets
                For the nine months ended September 30, 2000......................................5

             Statements of Cash Flows
                For the nine months ended September 30, 2000 and 1999.............................6

             Notes to Financial Statements........................................................8

         Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................................................11


PART II - OTHER INFORMATION

             Items 1 through 6 ..................................................................14

             Signatures..........................................................................15

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                            STATEMENTS OF NET ASSETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                SEPTEMBER 30,
                                                    2000         DECEMBER 31,
ASSETS at estimated realizable value             (UNAUDITED)         1999
------------------------------------             -----------      ----------
Cash and interest-bearing deposits                $  369,701      $1,026,412
Accounts receivable, net                                  --          14,787
Mortgage notes receivable, net                       114,190         269,500
Rental properties                                         --          35,000
Land and land development, net                       425,000         468,000
Other assets                                           2,060           1,095
                                                  ----------      ----------

            Total assets                          $  910,951      $1,814,794
                                                  ==========      ==========

LIABILITIES AND PARTNERS' EQUITY IN NET ASSETS
----------------------------------------------
LIABILITIES at estimated settlement amounts:
    Accounts payable                              $   16,339      $      302
    Accrued liabilities                               86,598          97,784
                                                  ----------      ----------
            Total liabilities                        102,937          98,086
                                                  ----------      ----------

CONTINGENCIES (Note 4)

PARTNERS' EQUITY IN NET ASSETS:
    General partners                                      --              --
    Limited partners; 8,000 limited
        partnership units authorized;
        7,940 units issued and outstanding           808,014       1,716,708
                                                  ----------      ----------
            Total partners' equity in net assets     808,014       1,716,708
                                                  ----------      ----------
            Total liabilities and
                partners' equity in net assets    $  910,951      $1,814,794
                                                  ==========      ==========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                            STATEMENTS OF OPERATIONS
         FOR THE Three AND NINE moNTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                            THREE MONTHS         NINE MONTHS
                                            ------------         -----------
                                          2000        1999      2000       1999
                                          ----        ----      ----        ----
REVENUES:
   Rental income                       $      --   $ 206,013  $      --   $ 630,583
   Real estate sales,
      net of closing costs                    --          --     31,843          --
   Interest income                         1,320       6,077     13,114      19,105
   Other income                              103       1,217        103       4,015
                                       ---------   ---------  ---------   ---------

     Total revenues                        1,423     213,307     45,060     653,703
                                       ---------   ---------  ---------   ---------

EXPENSES:
   Interest and financing costs               --     112,922         --     340,386
   Property expenses                      19,811      58,240     33,410     182,347
   Cost of real estate sold                   --          --     35,000          --
   Selling, administration
     and other                            27,990      24,549     79,786      88,355
   Depreciation and
     amortization                             --      14,352         --     100,464
   Provision for losses on
     rental properties and land
     and land development costs               --          --     43,000       5,705
                                       ---------   ---------  ---------   ---------

      Total expenses                      47,801     210,063    191,196     717,257
                                       ---------   ---------  ---------   ---------

      Net income (loss)                $ (46,378)  $   3,244  $(146,136)  $ (63,554)
                                       =========   =========  =========   =========

PER UNIT AMOUNTS TO
LIMITED PARTNERS:
      Net income (loss) after
        allocations to General
        Partners of $0,
        $65, $0 and $(1,271),
        respectively                   $   (5.84)  $    0.40  $  (18.41)  $   (7.84)
                                       =========   =========  =========   =========

      Weighted average units
        outstanding                        7,940       7,940      7,940       7,940
                                       =========   =========  =========   =========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
             STATEMENT OF CHANGES IN PARTNERS' EQUITY IN NET ASSETS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                   GENERAL            LIMITED
Partners' Equity in Net Assets    PARTNERS           PARTNERS           TOTAL
------------------------------    --------           --------           -----
December 31, 1999                $      --         $ 1,716,708       $ 1,716,708

Net loss                                --            (146,136)         (146,136)

Cash distributions to
    Limited Partners                    --            (762,558)         (762,558)
                                 ---------         -----------       -----------

September 30, 2000               $      --         $   808,014       $   808,014
                                 =========         ===========       ===========

              The accompanying notes to financial statements are an
                        integral part of this statement.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                               2000             1999
                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(146,136)      $ (63,554)
     Adjustments to reconcile net loss
     to net cash used in operating activities-
        Depreciation and amortization                               --         100,464
        Discounts on mortgage notes receivable
           allowed upon payoff                                  21,387              --
        Provision for losses on rental properties
           and land and land development costs                  43,000           5,705
        Provision for doubtful accounts                          8,827           7,547
        Loss on sale of real estate                              3,157              --
        Changes in assets and liabilities:
           Increase in escrow deposits                              --         (87,042)
           (Increase) decrease  in accounts receivable           5,960         (18,688)
           Increase in other assets                               (965)        (39,739)
           Increase in accounts payable                         16,037           3,642
           Increase (decrease) in accrued liabilities          (11,186)         65,069
            Increase in tenant security deposits                    --             732
                                                             ---------       ---------

                  Net cash used in operating activities        (59,919)        (25,864)
                                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on mortgage notes                       133,923          10,806
     Proceeds from sale of real estate,
        net of closing costs                                    31,843              --
     Capital expenditures                                           --         (70,140)
                                                             ---------       ---------
                 Net cash provided by (used in)
                    investing activities                       165,766         (59,334)
                                                             ---------       ---------

                                   (Continued)

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                   (Continued)

                                                                2000               1999
                                                                ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to Limited Partners                         (762,558)               --
     Repayment of mortgage payable                                   --           (61,898)
                                                            -----------       -----------

                 Net cash used in financing activities         (762,558)          (61,898)
                                                            -----------       -----------

NET DECREASE IN CASH AND
     INTEREST-BEARING DEPOSITS                                 (656,711)         (147,096)

CASH AND INTEREST-BEARING DEPOSITS,
     BEGINNING OF THE PERIOD                                  1,026,412           167,076
                                                            -----------       -----------

CASH AND INTEREST-BEARING DEPOSITS,
     END OF THE PERIOD                                      $   369,701       $    19,980
                                                            ===========       ===========


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest                                   $        --       $   338,826
                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES:

     Rental property acquired through foreclosure
        of mortgage note receivable                         $        --       $    36,343
                                                            ===========       ===========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                   KFP 85-LTD.
                           (IN PROCESS OF LIQUIDATION)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the net assets of the Partnership as of September 30, 2000 and December 31, 1999, the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, changes in partners' equity in net assets for the nine-month period ended September 30, 2000, and cash flows for the nine-month periods ended September 30, 2000 and 1999.

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

Based upon the adoption of a plan of liquidation, the Partnership changed its basis of accounting for periods subsequent to December 31, 1999 from the going-concern basis to the liquidation basis. Accordingly, the accompanying financial statements have been prepared on the liquidation basis and the carrying value of the assets are presented at estimated realizable values and all liabilities presented at estimated settlement amounts. It is not presently determinable whether the amounts realizable from the disposition of the assets or the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the estimated amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) RELATED PARTY TRANSACTIONS:

On March 30, 2000, the Partnership paid a selling commission of $2,259 to Keyes Asset Management, Inc. ("KAMI"), a company affiliated with the Managing General Partner, in conjunction with the sale of a warehouse condominium unit at LeJeune Industrial Park ("LeJeune").

Property management fees paid to KAMI for management of various rental properties totaled $7,500 for the three months ended September 30, 1999, $22,500 for the nine months ended September 30, 1999, and are included in property expenses in the accompanying statements of operations.

During the three and nine months ended September 30, 1999, $18,886 and $59,470, respectively, was paid to KAMI in connection with the securing of tenants for certain leases. The unamortized portion of leasing commissions to KAMI was included in other assets in the balance sheets and was amortized on a straight-line basis over the lives of the respective leases. On December 1, 1999, the remaining portion of unamortized deferred leasing commissions was written off and included as part of the cost of real estate sold.

(3) CASH DISTRIBUTIONS TO LIMITED PARTNERS:

In February 2000, the Managing General Partner elected to make cash distributions to all Limited Partners based on the number of Limited Partnership units held by each Limited Partner. The total cash distributed to Limited Partners was $762,558, the equivalent of $96 for each outstanding Limited Partnership unit.

(4) CONTINGENCIES:

(a) ESTIMATED REALIZABLE VALUE -

As disclosed in Note 1, the Managing General Partner has formulated a plan of liquidation for the Partnership. Accordingly, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis effective December 31, 1999. The liquidation basis of accounting requires that the carrying value of remaining assets be presented at estimated realizable values. The Partnership has presented its assets at estimated realizable value in the accompanying statements of net assets. However, it is not presently determinable whether the estimated amounts to be realized from future sales of the remaining assets will differ materially from the amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(b) CONTINGENCIES -

Prior to 2000, the Partnership began actively marketing for sale Commercial Boulevard Center, the one property remaining in its investment portfolio as of September 30, 2000. The Partnership intends to continue looking for qualified purchasers during the remainder of 2000 but there is no guarantee that the Partnership will be able to find a buyer by the end of 2000. There is also no guarantee that the estimated realizable value will be achieved when the property is ultimately sold.

Prior to the end of 2000, the Partnership anticipates that it will reaquire two warehouse condominium units located at LeJeune through foreclosure of mortgage notes receivable that the Partnership holds. The unpaid principal balance of the mortgage notes is $63,147 and the Partnership anticipates that it will be able to sell those units for an amount at least equal to the unpaid mortgage balance. However, there is no guarantee that the Partnership will be able to sell the units for that amount. At the present time, it is not known exactly when the units will be reaquired or how long the units will have to be held before they are sold.

                                   KFP 85-LTD.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Effective December 31, 1999, the Managing General Partner formulated a plan of liquidation for the Partnership whereby the remaining rental properties, land and mortgage notes receivable will be disposed of by sale. Accordingly, the Partnership changed its basis of accounting for periods subsequent to December 31, 1999 from the going-concern basis to the liquidation basis. The carrying value of the remaining assets are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. The Partnership ceased operations on December 31, 1999 and moved into a liquidation phase. For periods subsequent to December 31, 1999, the Partnership's focus will be to sell its assets and it will not receive any operating revenues. Therefore, the Partnership's current activities are not comparable to 1999 or to any other prior periods.

Material Changes in Financial Condition

During the nine months ended September 30, 2000, the Partnership's cash and interest-bearing deposits decreased by $656,711 compared to a decrease of $147,096 during the nine months ended September 30, 1999. The decrease in cash and interest-bearing deposits in 2000 was primarily attributable to cash distributions in February 2000 of $762,558 to Limited Partners. The remaining decrease in cash and interest-bearing deposits in 2000 was attributable to payments of accrued liabilities and expense incurred during liquidation. These items were partially offset by principal collections of $133,923 on mortgage notes receivable, $5,960 of collections on accounts receivable and $13,114 of interest income received. In addition, the Partnership received cash of $31,843 from the sale of a warehouse condominium unit more fully described below.

On March 30, 2000, the Partnership closed on the sale of a warehouse condominium unit located at LeJeune Industrial Park ("LeJeune"). The selling price of the unit was $35,000 but the Partnership incurred expenses of $3,157 related to the sale, resulting in a net sale of $31,843. The Partnership had previously reaquired this unit on April 9, 1999 through the foreclosure of a mortgage note receivable held by the Partnership. At the time of foreclosure, the outstanding principal balance of the mortgage note was $36,344 and the Partnership incurred costs of $4,361 related to the foreclosure, a total of $40,705. During 1999, the Partnership reduced the carrying value of the LeJeune unit to an estimated realizable value of $35,000.

Principal payments on the Northpark Commerce Center ("Northpark") mortgage payable totaled $61,898 during the nine months of 1999. Northpark was sold on December 1, 1999 and the mortgage balance remaining at that date was paid from the sales proceeds. Therefore, there were no principal payments during the nine months of 2000.

Prior to 2000, the Partnership began actively marketing for sale Commercial Boulevard Center ("Commerical"), the one property remaining in its investment portfolio as of September 30, 2000. During the second quarter of 2000, the Partnership reevaluated the estimated realizable value of Commercial and reduced its carrying value by $43,000 to $425,000. This reduction in estimated value was based upon an informal survey of market conditions, property values and other factors in the commercial areas adjoining the property. The Partnership will continue to look for qualified purchasers during the last three months of 2000. However, there is no guarantee that the Partnership will be able to find a buyer for Commercial before the end of 2000 and there is no guarantee that the revised estimated realizable value will be achieved when the property is ultimately sold.

Prior to the end of 2000, the Partnership anticipates that it will reaquire two warehouse condominium units located at LeJeune through foreclosures of mortgage notes receivable held by the Partnership. The unpaid principal balance of the mortgage notes is $63,147 and the Partnership anticipates that it will be able to sell those units for an amount at least equal to the unpaid mortgage balance. However, there is no guarantee that the Partnership will be able to sell those units for that amount. Presently, it is not known exactly when the units will be reaquired or how long the units will have to be held before they are sold.

The Partnership is also seeking qualified purchasers for the mortgage notes receivable held by the Partnership. Alternatively, the Partnership is offering discounts to the mortgagors for early payoffs of the mortgage notes. The mortgage notes, which earn interest at rates ranging from 8% to 10% annually, were originally accepted in previous years by the Partnership when it sold warehouse condominium units at LeJeune. The Partnership anticipates that it will be able to collect or sell these mortgage notes at the September 30, 2000 carrying value of $51,043, an amount net of the mortgage balance that is anticipated to be foreclosed. However, there is no guarantee that the Partnership will be able to collect or sell the remaining mortgage notes prior to the end of 2000.

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

                                         KFP 85-Ltd.
                                         (Registrant)


                                         By:      KPA, Inc.
                                                  Managing General Partner


Date:  November 13, 2000                 By:      /s/ Timothy D. Pappas
      -------------------                         -----------------------
                                                  Timothy D. Pappas,
                                                  Vice President, Treasurer and
                                                  Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.          Description
-----------          -----------

  27                 Financial Data Schedule